Form 10-K
period 2020-12-31
CURIS INC
filed 2021-03-16
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-30347
CURIS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3505116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
128 Spring Street, Building C - Suite 500, Lexington, Massachusetts, 02421
(Address of principal executive offices) (Zip Code)
617-503-6500
(Registrant’s telephone number, including area code)
________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	CRIS	Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None
    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No  ☐
    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
    Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
    The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on June 30, 2020 was approximately $54.4 million. As of March 12, 2021, there were 91,507,498 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement for the annual meeting of stockholders scheduled to be held on May 27, 2021, which are to be filed with the Commission not later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2020 pursuant to Regulation 14A, have been incorporated by reference in Items 10-14 of Part III of this Annual Report on Form 10-K.

CURIS, INC.

Form 10-K

PART I
Cautionary Note Regarding Forward-Looking Statements and Industry Data
This annual report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical fact contained in this report are statements that could be deemed forward-looking statements, including without limitation any statements with respect to the plans, strategies and objectives of management for future operations; statements concerning product research, development and commercialization plans, timelines and anticipated results; statements of expectation or belief; statements with respect to clinical trials and studies; statements with respect to royalties and milestones; statements with respect to the therapeutic potential of drug candidates; expectations of revenue, expenses, earnings or losses from operations, or other financial results; and statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words “anticipate(s)”, “believe(s)”, “focus(es)”, “could”, “estimate(s)”, “expect(s)”, “intend(s)”, “may”, “plan(s)”, “seek(s)”, “will”, “strategy”, “mission”, “potential”, “should”, “would" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements may include, but are not limited to, statements about:

•the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;
•our plans to develop and commercialize our drug candidates;
•our collaborators’ plans to further develop and commercialize Erivedge;
•our ability to establish and maintain collaborations or obtain additional funding;
•the timing or likelihood of regulatory filings and approvals;
•the implementation of our business model, strategic plans for our business, drug candidates and technology;
•our commercialization, marketing and manufacturing capabilities and strategy;
•the rate and degree of market acceptance and clinical utility of our products;
•our competitive position;
•our intellectual property position;
•developments and projections relating to our competitors and our industry;
•the potential of CA-4948, CI-8993, CA-170, fimepinostat, CA-327, and other drug candidates that we in-license, or may elect to in-license, or may acquire in the future;
•our estimates of the period in which we anticipate that existing cash and cash equivalents will enable us to fund our current and planned operations;
•impacts resulting from the COVID-19 pandemic and responsive actions relating thereto;
•our ability to maintain our listing on the Nasdaq Global Market; and
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. We therefore caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in these forward-looking statements include the factors discussed below under the heading “Risk Factor Summary,” and the risk factors detailed further in Item 1A, "Risk Factors" of Part 1 of this report and in our Securities and Exchange Commission reports filed after this report.
This report includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties as well as our own estimates. All of the market data used in this report involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our drug candidates include several key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.
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
Risk Factor Summary

Investment in our securities involves risk. You should carefully consider the following summary of what we believe to be the principle risks facing our business, in addition to the risks described more fully in Item 1A., “Risk Factors” of Part I of this annual report on Form 10-K and other information included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.

If any of the following risks occurs, our business, financial condition, and results of operations and future growth prospects could be materially and adversely affected, and the actual outcomes of matters as to which forward-looking statements are made in this report could be materially different from those anticipated in such forward-looking statements.
•We have incurred substantial losses, expect to incur substantial losses for the foreseeable future and may never generate significant revenue or achieve or maintain profitability.
•We will require substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or commercialization efforts.
•We face risks related to the novel coronavirus pandemic, COVID-19, which has delayed and may continue to delay our ability to complete our ongoing clinical trials and the enrollment and initiation of future clinical trials, and may disrupt regulatory activities, cause substantial disruption in the financial markets and economy, or have other adverse effects on our business and operations.
•We face substantial competition, and our competitors may discover, develop or commercialize drugs before or more successfully than we do. Furthermore, the amount of royalty revenue we received from sales of Erivedge has been adversely affected by a competing drug, and may be further affected in the future.
•We depend heavily on the success of our most advanced drug candidates, including CA-4948 and CI-8993. If we are unable to initiate or complete the clinical development of, obtain marketing approval for or successfully commercialize our drug candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business will be materially harmed.
•If clinical trials of any drug candidates that we, or any collaborators, may develop fail to satisfactorily demonstrate safety and efficacy to the U.S. Food and Drug Administration, or FDA, and other regulators, we, or any collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these drug candidates.
•Adverse events or undesirable side effects caused by, or other unexpected properties of, drug candidates that we develop may be identified during development and could delay or prevent their marketing approval or limit their use.
•We rely on Genentech and Roche for the successful commercialization of Erivedge, and if they do not successfully commercialize Erivedge for advanced BCC, our future prospects may be substantially harmed.
•We rely in part on third parties to conduct clinical trials of our internally-developed and in-licensed product candidates and for the research, development and commercialization of certain programs, and those third parties may not perform satisfactorily, including by failing to meet deadlines for the completion of such trials, research or testing.
•In the event of a default by us or Curis Royalty under the Oberland Purchase Agreement, we could, among other consequences, lose our retained rights to future royalty and royalty related payments on commercial sales of Erivedge, and our ability to enter into future arrangements may be inhibited, all of which could have a material adverse effect on our business, financial condition and stock price.
•If we are unable to obtain and maintain sufficient patent protection for our technologies and drugs, or our licensors are not able to obtain and maintain sufficient patent protection for the technologies or drugs that we license from them, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize drugs similar or identical to ours, and our ability to successfully commercialize our drug candidates may be adversely affected.
•If we or our collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or they will not be able to commercialize, or will be delayed in commercializing, our drug candidates, and our ability to generate revenue will be materially impaired.

ITEM 1.BUSINESS
Overview
We are a biotechnology company focused on the development of first-in-class and innovative therapeutics for the treatment of cancer. Our clinical stage drug candidates are:
•CA-4948, an orally-available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4, or IRAK4, which is currently undergoing testing in a Phase 1 open-label dose escalating clinical trial in patients with non-Hodgkin lymphomas, including those with Myeloid Differentiation Primary Response Protein 88, or MYD88 alterations. We reported updated preliminary clinical data from the study in December 2020. We are also conducting a separate Phase 1 open-label, single arm dose escalating trial in patients with acute myeloid leukemia, or AML, and myelodysplastic syndromes, or MDS, and announced preliminary clinical data from the study in December 2020. In February, we enrolled the first patient in a Phase 1 combination trial of CA-4948 and ibrutinib, a BTK inhibitor, in patients with non-Hodgkin lymphomas.
•CI-8993, a monoclonal antibody designed to antagonize the V-domain Ig suppressor of T cell activation, or VISTA signaling pathway. In June 2020, we announced the U.S. Food and Drug Administration, or FDA, had cleared our Investigational New Drug, or IND, application for CI-8993. In September 2020, we began enrollment in our Phase 1a/1b trial of CI-8993 in patients with solid tumors. We have an option to license CI-8993 from ImmuNext, Inc., or ImmuNext.
Our pipeline also includes the following:
•Fimepinostat, a small molecule that potently inhibits the activity of histone deacetylase, or HDAC, and phosphotidyl-inositol 3 kinase, or PI3 kinase enzymes, which has been granted Orphan Drug Designation and Fast Track Designation for the treatment of MYC-altered diffuse large B-cell lymphoma, or DLBCL, by the FDA in April 2015 and May 2018, respectively. In 2019, we began enrollment in a Phase 1 combination study with venetoclax in DLBCL patients, including patients with translocations in both MYC and the BCL2 gene, also referred to as double-hit lymphoma, or high-grade B-cell lymphoma, or HGBL. In March 2020, we announced that although we observed no significant drug-drug interaction in our Phase 1 study of fimepinostat in combination with venetoclax, we did not see an efficacy signal that would warrant continuation of the study. Accordingly, no further patients will be enrolled in this study. We are currently evaluating future studies for fimepinostat.
•CA-170, an orally-available small molecule antagonist of VISTA and PDL1, for which we announced initial data from a clinical study in patients with mesothelioma in conjunction with the Society of lmmunotherapy of Cancer conference in November 2019. Based on this data, no further patients will be enrolled in the study. We are currently evaluating future studies for CA-170.
•CA-327, an orally-available small molecule antagonist of PDL1 and TIM3, which is a pre-IND stage oncology drug candidate.
On January 18, 2015 we entered into an exclusive collaboration agreement with Aurigene Discovery Technologies Limited, or Aurigene, a specialized, discovery-stage biotechnology company and wholly owned subsidiary of Dr. Reddy’s Laboratories for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology, which we refer to as the Aurigene agreement, which was amended in September 2016 and February 2020. As of December 31, 2020, we have licensed four programs under the Aurigene agreement.
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
In addition, we are party to an option and license agreement with ImmuNext. Pursuant to the terms of the option and license agreement, we have an option, exercisable for a specified period as set forth in the option and license agreement, to obtain an exclusive license to develop and commercialize certain VISTA antagonizing compounds, including ImmuNext's lead compound, CI-8993, and products containing these compounds in the field of oncology.
We are also party to a collaboration with Genentech Inc., or Genentech, a member of the Roche Group, under which Genentech and F. Hoffmann-La Roche Ltd, or Roche are commercializing Erivedge® (vismodegib), a first-in-class orally-administered small molecule Hedgehog signaling pathway antagonist. Erivedge is approved for the treatment of advanced basal cell carcinoma, or BCC.
Based on our clinical development plans for our pipeline, we intend to focus our available resources on the continued development of CA-4948, in collaboration with Aurigene, and CI-8993, in collaboration with ImmuNext, in the near term.
COVID-19 Pandemic
The COVID-19 pandemic, which began in December 2019, has spread worldwide, causing many governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce. While the COVID-19 pandemic has had adverse effects on our business and we expect the outbreak to have an adverse effect on our business, financial conditions and results of operations in the future, we are unable to predict the extent or nature of the future progression of the COVID-19 pandemic or its effects on our business and operations at this time. See Item 1A, “Risk Factors,” of Part I of this annual report on Form 10-K and “COVID-19 Pandemic” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of Part I of this annual report on Form 10-K for information regarding the impact on us of the COVID-19 pandemic and responses related thereto.
Product Development Programs
We are seeking to develop and commercialize innovative drug candidates to treat cancer. Our product development initiatives, described in the table below, are being pursued using our internal resources or through our collaborations.
 Since our inception in 2000, substantially all of our revenues have been derived from collaborations and other agreements with third-parties. For both of the years ended December 31, 2020 and 2019, milestone and royalty payments from Genentech accounted for $10.7 million and $10.4 million, or 98% and 100%, respectively, of revenues, all of which was related to the development and commercialization of Erivedge.

CA-4948
CA-4948 is an oral small molecule drug candidate that is designed to inhibit the IRAK4 kinase, which is an important transducer of toll-like receptor or certain interleukin receptor signaling pathways. These signaling pathways are shown to be involved in certain human cancers and inflammatory diseases.
CA-4948 is a potent inhibitor of IRAK4 in biochemical and cell-based assays, as well as in an in vivo tumor model of diffuse large B cell lymphoma that harbors mutation in the IRAK4 pathway. Lead compounds from this program were also shown to be effective in an in vivo preclinical model of acute inflammation, suggesting that CA-4948 and other program compounds have the potential for use in the treatment of cancer and inflammatory diseases. CA-4948 has been shown to be active in in vivo xenograft models of human lymphoma, and demonstrates activity in ex-vivo models of AML and MDS. In January 2018 we initiated an open-label Phase 1 dose escalating clinical trial in patients with non-Hodgkin lymphomas including those with MYD88 alterations. We reported updated preliminary clinical data from this study in December of 2020. In addition, we initiated a separate Phase 1 open-label, single arm dose escalating trial in patients with AML or MDS in July 2020. We announced preliminary clinical data from this Phase 1 study in December 2020. In February, we enrolled the first patient in a Phase 1 combination study of CA-4948 and ibrutinib, a BTK inhibitor, in patients with non-Hodgkin lymphomas.
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
In January 2020, we announced plans to develop CI-8993, leveraging our clinical and non-clinical experience with a VISTA-focused program (CA-170). CI-8993 is currently undergoing testing in a Phase 1a/1b trial in patients with solid tumors.
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
Clinical development of fimepinostat began in January 2013. As previously disclosed, data from the Phase 1 and Phase 2 clinical studies with fimepinostat have resulted in a number of patients with relapsed or refractory DLBCL (3rd line or later) achieving durable complete and partial responses, including MYC-altered patients. In light of the substantial unmet need for more effective therapies, in April 2015 and May 2018, respectively the FDA granted fimepinostat orphan drug and fast track designations for the treatment of DLBCL.
In 2019, we began enrollment in a Phase 1 combination study with venetoclax in DLBCL patients, including patients with translocations in both MYC and the BCL2 gene, also referred to as double-hit lymphoma, or high-grade B-cell lymphoma. We reported preliminary clinical data from this combination study in the fourth quarter of 2019. In March 2020, we announced that although we observed no significant drug-drug interaction in our Phase 1 study of fimepinostat in combination with venetoclax, we did not see an efficacy signal that would warrant continuation of the study. Accordingly, no further patients will be enrolled in this study. We are currently evaluating future studies for fimepinostat.
We are party to an agreement with The Leukemia and Lymphoma Society, or LLS, dated November 2011, and as amended in August 2015. We agreed to make up to $1.7 million in future payments to LLS, which equals the aggregate payments previously received from LLS under the November 2011 agreement, pursuant to the achievement of certain objectives, including a licensing, sale, or other similar transaction, as well as regulatory and commercial objectives, in each case related to the fimepinostat program in hematological malignancies. However, if fimepinostat does not meet its clinical safety endpoints in clinical trials in the defined field, or fails to obtain necessary regulatory approvals, all funding provided to us by LLS will be considered a non-refundable grant.
CA-170
CA-170 is an oral small molecule drug candidate that is designed to selectively target VISTA and PDL1 immune checkpoint proteins, both of which independently function as negative regulators of immune activation.
In June 2016, we dosed the first patient in a Phase 1 trial of CA-170 being conducted in patients with solid tumors and lymphomas. In November 2019, we announced initial data in conjunction with the Society for lmmunotherapy of Cancer conference and based on this data no further patients will be enrolled in the study. We are currently evaluating future studies for CA-170.
Our collaboration partner, Aurigene, initiated a Phase 2 trial for CA-170 in India in the first quarter of 2018. In 2019, Aurigene presented clinical data from a Phase 2a basket study of CA-170 in patients with multiple tumor types, including those with non-squamous non-small cell lung cancer, or nsNSCLC. In the study, CA-170 demonstrated promising signs of safety and activity in nsNSCLC patients compared to various anti-PD-1/PD-L1 antibodies. In February 2020, we amended our collaboration, license and option agreement with Aurigene. Under the terms of the amended agreement, Aurigene will fund and conduct a Phase 2b/3 randomized study evaluating CA-170 in combination with chemoradiation, in approximately 240 patients with nsNSCLC. Aurigene has rights to develop and commercialize CA-170 in Asia, in addition to its existing rights in India and Russia, based on the terms of the original agreement. We are entitled to receive royalty payments on potential future sales of CA-170 in Asia, and we retain rights in the U.S., European Union and rest of the world.
CA-327
In October 2016, we exercised our option under the Aurigene agreement to license the PDL1/TIM3 program. CA-327 is an oral small molecule drug candidate that is designed to selectively target PDL1 and TIM3 immune checkpoint proteins, both of which independently function as negative regulators of immune activation. CA-327 has demonstrated anti-tumor activity in multiple syngeneic mouse tumor models in an immune-dependent manner.
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
As of December 31, 2020, we have exercised our option to license the following four programs under the collaboration:
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
Since January 2015, we have paid $14.5 million in research payments, and Aurigene has waived $19.5 million in milestones under the terms of the collaboration agreement, as amended.
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
We have agreed to make certain payments to Aurigene upon our entry into sublicense agreements on any program(s), including:
•with respect to amounts that we and our affiliates receive from sublicensees under a licensed program in the U.S. or the European Union, a declining percentage of non-royalty sublicense revenues that is dependent on the stage of the most advanced product for such licensed program at the time the sublicense is granted, including, for example 25% of such amounts following the earlier of (1) initiation of the first Phase 2 trial and (2) determination by us that human proof-of-concept has been established in any indication and 15% of such amounts after initiation of the first pivotal study. This sharing will also extend to royalties that we receive from sublicensees, subject to minimum royalty percentage rates that we are obligated to pay to Aurigene, which generally range from mid-to-high single-digit royalty percentage rates up to 10%;
•with respect to sublicensing revenues we and our affiliates receive from sublicensees under a licensed program in Asia, 50% of such sublicensing revenues, including both non-royalty sublicensee revenues and royalties that we receive from sublicensees; and

•with respect to non-royalty sublicensing revenues we and our affiliates receive from sublicensees under a licensed program outside of the U.S., the European Union and Asia, a percentage of such non-royalty sublicense revenues ranging from 30% to 50%. We are also obligated to share 50% of royalties that we receive from sublicensees that we receive in these territories.
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
Solely in the event of termination of the collaboration agreement by Aurigene for our uncured breach, or our termination of the collaboration agreement for convenience, the following will apply to any program that was a licensed program immediately prior to such termination:
•our license with respect to any licensed program that is not a terminated program (defined below), either in our entire territory or in countries within our territory outside of the terminated region (defined below), as applicable, shall continue in full force and effect, subject to all terms and conditions of the collaboration agreement, including our payment obligations;
•our license with respect to any terminated program, either in our entire territory or in the terminated region, as applicable, shall terminate and revert to Aurigene;
•we will grant Aurigene a perpetual, royalty-free (except for pass-through royalties and milestone payments payable by us under licenses to third-party patent rights with respect to products developed or commercialized by or on behalf of Aurigene) license, with the right to sublicense, under our relevant patent rights and other technology solely to develop, manufacture and commercialize compounds and products for any terminated program, either in our entire territory or in the terminated region, as applicable. The foregoing license will be non-exclusive with respect to our patent rights and exclusive with respect to our other technology;
•we will grant to Aurigene a right of first negotiation, exercisable within 90 days after termination, to obtain an exclusive, royalty-bearing license, with the right to sublicense, under our relevant patent rights solely to develop, manufacture and commercialize compounds and products for any terminated program, either in our entire territory or in the terminated region, as applicable, upon commercially reasonable terms and conditions to be negotiated in good faith by the parties;
•we will perform other specified activities and actions reasonably necessary for Aurigene to develop, manufacture and commercialize compounds and products for any terminated program, either in our entire territory or in the terminated region, as applicable; and
•the applicable license to Aurigene will survive termination.
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
Transactions Related to Erivedge Royalties
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
Under the terms of the credit agreement, with BioPharma-II, quarterly royalty and royalty-related payments from Genentech were first applied to pay interest and second, principal on the loan from BioPharma-II. As a result of the loan received from BioPharma-II, we continued to record royalty revenue from Genentech and applied such revenues to pay down such loan. Curis Royalty retained the right to royalty payments related to sales of Erivedge following repayment of the loan.
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
Corporate Information
We were organized as a Delaware corporation in February 2000. We began our operations in July 2000 upon the completion of the merger of Creative BioMolecules, Inc., Ontogeny, Inc. and Reprogenesis, Inc. Our principal executive office is located at 128 Spring Street, Building C – Suite 500, Lexington, MA 02421 and our telephone number is (617) 503-6500.
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
In the U.S., as of December 31, 2020, we have 73 issued or allowed patents expiring on various dates between 2021 and 2038 as well as numerous pending patent applications. We have foreign counterpart patent filings for most of our U.S. issued patents and patent applications. These patents and patent applications are directed to various inventions including compositions of matter, methods of making and using these compositions for multiple applications, methods for drug screening and discovery, developmental biological processes, and patents which relate to our proprietary technologies.
Fimepinostat and other Targeted Drug Candidates.    As of December 31, 2020, we have 27 issued or allowed U.S. patents that expire on various dates between 2027 and 2032, including patents covering the composition of matter for fimepinostat, which expires in 2032. We also have several U.S. and foreign utility patent applications directed to our novel small molecules. Our patents and patent applications cover compositions of matter, methods of manufacturing these molecules, formulations, and methods of using these molecules to treat a variety of therapeutic indications. We intend to continue to file additional U.S. and foreign applications as the programs progress.
CA-4948, CA-170, CA-327 and other Aurigene Collaboration Programs.    In conjunction with the October 2015 exercise of options to license the PDL1/VISTA and IRAK-4 programs, the October 2016 exercise of our option to license the PDL1/TIM3 program under this collaboration, and the March 2018 exercise of our option to the fourth program in immuno-oncology, we obtained world-wide (except for India and Russia) exclusive licenses to the Aurigene intellectual property relevant to the program. The portfolio consists of U.S. and foreign filings which cover various genera of compounds from each program and methods of use thereof. As of December 31, 2020, there are 14 issued or allowed U.S. patents expiring between 2030 and 2038 included in such filings.
Erivedge and the Hedgehog Signaling Pathway.    As of December 31, 2020, we have 22 issued U.S. patents expiring on various dates between 2021 and 2036, which relate to the Hedgehog signaling pathway, including patents covering Erivedge’s composition of matter, which expires in 2028. Our patents and patent applications cover proteins, and certain small molecule agonists and inhibitors of the Hedgehog signaling pathway, drug screening and discovery methods, as well as methods of using Hedgehog proteins, antibodies or small molecules to activate or inhibit the Hedgehog signaling pathway for a variety of therapeutic indications or diagnostic uses. In addition, we have filed foreign patent applications corresponding to many of the aforementioned U.S. filings that could provide additional patent protection for products that activate or inhibit the Hedgehog signaling pathway.
CI-8993. Under our ImmuNext agreement as of December 31, 2020 there are 10 issued or allowed U.S. patents expiring on various dates between 2025 and 2035, which relate to anti-VISTA antibodies including CI-8993. In addition, there are foreign patent applications filed corresponding to many of the aforementioned U.S. filings that could provide additional patent protection for anti-VISTA antibody products including CI-8993.
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
Research and Development Program
As of December 31, 2020, our research and development group consisted of 17 employees, including medical doctors, molecular biologists, cell biologists, and other clinical or scientific disciplines who seek to identify and develop new applications for our existing proprietary portfolio.
Government Regulation and Product Approval
Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the EU, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, sales, pricing, reimbursement, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.
Review and Approval of Drugs and Biologics in the United States
In the United States, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and related regulations.
Biological products are licensed for marketing under the Public Health Service Act, or PHSA, and subject to regulation under the FDCA and related regulations. An applicant seeking approval to market and distribute a new drug product in the United States must typically secure the following:
•completion of preclinical laboratory tests in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•submission to the FDA of an investigational new drug application, or IND, which must take effect before human clinical trials may begin;
•approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug product for each proposed indication;
•submission to the FDA of a new drug application, or NDA, for a drug candidate product and a biological licensing application, or BLA, for a biological product requesting marketing for one or more proposed indications;
•review of the request for approval by an FDA advisory committee, where appropriate or if applicable;
•completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or similar foreign standards, which we refer to as cGMPs, to assure the product’s identity, strength, quality and purity;
•satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

•payment of user fees and securing FDA approval of the NDA or BLA; and
•compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.
Preclinical Studies
Before an applicant begins testing a compound with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of purity and stability of the manufactured substance, or active pharmaceutical ingredient and the formulated product, as well as in vitro and animal studies to assess the safety and activity of the product candidate for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.
The IND and IRB Processes
An IND is a request for FDA authorization to administer an investigational product candidate to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug or biologic that is not the subject of an approved NDA or BLA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.
Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing and controls (CMC). A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.
A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.
In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct a continuing review and reapprove the trial at least annually. The IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to trial subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.
The FDA’s primary objectives in reviewing an IND are to assure the safety and rights of patients and to help assure that the quality of the investigation will be adequate to permit an evaluation of the drug’s effectiveness and safety and of the biological product’s safety, purity and potency. Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board, or DSMB, or committee. This group provides authorization for whether a trial may move forward at designated check points based on access that only the group maintains to available data from the trial. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made based on evolving business objectives and/or competitive climate.
Information about clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website.
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
When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.
Companies are required to make their expanded access policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.
In addition, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

Human Clinical Studies in Support of an NDA or BLA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written trial protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.
The clinical investigation of an investigational drug or biological product is generally divided into four phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The four phases of an investigation are as follows:
•Phase 1.    Phase 1 studies include the initial introduction of an investigational new drug or biological product into humans. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational drug or biological product in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness.
•Phase 2.    Phase 2 includes the controlled clinical trials conducted to preliminarily or further evaluate the effectiveness of the investigational drug or biological product for a particular indication(s) in patients with the disease or condition under trial, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the drug or biological product. Phase 2 clinical trials are typically well-controlled, closely monitored, and conducted in a limited patient population.
•Phase 3.    Phase 3 clinical trials are generally controlled clinical trials conducted in an expanded patient population generally at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the drug or biological product has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug or biological product, and to provide an adequate basis for product approval.
•Phase 4.    Post-approval studies may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.
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
Finally, under the Pediatric Research Equity Act of 2003, an application or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.
Submission and Review of an NDA or BLA by the FDA
In order to obtain approval to market a drug or biological product in the United States, a marketing application must be submitted to the FDA that provides data establishing the safety and effectiveness of the proposed drug product for the proposed indication, and the safety, purity and potency of the biological product for its intended indication. The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product and the safety, purity and potency of the biological product to the satisfaction of the FDA.

The application is the vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new product candidate must be the subject of an approved NDA or BLA before it may be commercialized in the United States. Under federal law, the submission of most applications is subject to an application user fee, which for federal fiscal year 2021 is $2.9 million for an application requiring clinical data. The sponsor of an approved application is also subject to an annual program fee, which for fiscal year 2021 is $0.3 million. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses. If an application is withdrawn prior to the FDA acceptance for filing, 75% of these fees may be refunded to the sponsor. If an application is withdrawn after filing, a lower portion of these fees may be refunded in certain circumstances
Following submission of an NDA or BLA, the FDA conducts a preliminary review of the application generally within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept the application for filing. In this event, the application must be resubmitted with the additional information. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs and BLAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. The review process and the Prescription Drug User Fee Act goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.
Before approving an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA or BLA submission, including drug component manufacturing, (e.g., active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.
In addition, as a condition of approval, the FDA may require an applicant to develop a Risk Evaluation and Mitigation Strategy, or REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. Under the FDA Reauthorization Act of 2017, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products in shortage or those for which approval is dependent on remediation of conditions identified in the inspection report.
The FDA may refer an application for a novel product to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
The FDA’s Decision on an NDA or BLA
On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
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
Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations
The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, priority review designation and regenerative advanced therapy designation
Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.
Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to help the sponsor design the clinical trials in an efficient manner.
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
Finally, with passage of the Cures Act in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.
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
The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit. Thus, the benefit of accelerated approval derives from the potential to receive approval based on surrogate endpoints sooner than possible for trials with clinical or survival endpoints, rather than deriving from any explicit shortening of the FDA approval timeline, as is the case with priority review.
The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post marketing compliance requirements, including the completion of phase 4 or post approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post approval studies, or confirm a clinical benefit during post marketing studies, would allow the FDA to initiate expedited proceedings to withdraw the approval of the product. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.
Post-Approval Regulation
Drugs and biologics manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.
In addition, manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, suspension of the approval, or complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical trials;
•refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.
The FDA strictly regulates the marketing, labeling, advertising and promotion products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.
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

Under the Hatch-Waxman Act, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.
The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application.
Biosimilars
The 2010 Patient Protection and Affordable Care Act, or ACA, which was signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. As of January 1, 2021, the FDA has approved 29 biosimilar products for use in the United States. No interchangeable biosimilars, however, have been approved. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Additional guidance is expected to be finalized by FDA in the near term.
Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.
Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.
Orphan Drug Designation and Exclusivity
Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product. A company must request orphan drug designation before submitting an NDA or BLA for the candidate product. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan drug designation does not shorten the Prescription Drug User Fee Act, or PDUFA, goal dates for the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from the PDUFA application fee.
If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same drug for the same indication for seven years, except in certain limited circumstances. Orphan exclusivity does not block the approval of a different product for the same rare disease or condition, nor does it block the approval of the same product for different indications. If a drug or biologic designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.
Orphan exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same drug or biologic for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand.
Pediatric Exclusivity
Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA or BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.
Patent Term Restoration and Extension
A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.
FDA Approval of Companion Diagnostics
If safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic device is not approved or cleared for that indication. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population.
Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post‑market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution.
The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2021, the standard fee is $365,657 and the small business fee is $91,414.
Review and Approval of Drug Products in the European Union
In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of drug products. Whether or not it obtains FDA approval for a product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods
Clinical Trial Approval in the EU
Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP, a system for the approval of clinical trials in the EU has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of an EU member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application, or CTA, must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the member states and further detailed in applicable guidance documents.
In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation will become directly applicable to and binding in all 28 EU Member States without the need for any national implementing legislation. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new legislation aims at simplifying and streamlining the approval of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State.
The Regulation was published on June 16, 2014 but has not yet become effective. As of January 1, 2020, the website of the European Commission reported that the implementation of the Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020. In late 2020, the EMA indicated that it plans to focus on the findings of a system audit; improving the usability, quality and stability of the clinical trial information system; and knowledge transfer to prepare users and their organizations for the new clinical trial system. The EMA has indicated that the system will go live in December 2021.
As in the US, parties conducting certain clinical trials must post clinical trial information in the European Union at the EudraCT website: https://eudract.ema.europa.eu.
PRIME Designation in the EU
In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the CHMP or Committee for Advanced Therapies, or CAT, are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level.
Marketing Authorization
In the EU, marketing authorizations for medicinal products may be obtained through several different procedures founded on the same basic regulatory process.
The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU Member States. The centralized procedure is compulsory for medicinal products produced by certain biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of certain diseases, including cancer. It is optional for those products that are highly innovative or for which a centralized process is in the interest of patients.
Under the centralized procedure in the EU, the maximum timeframe for the evaluation of a MAA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the

CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases. These are defined as circumstances in which a medicinal product is expected to be of a “major public health interest.” Three cumulative criteria must be fulfilled in such circumstances: the seriousness of the disease, such as severely disabling or life-threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In these circumstances, the EMA ensures that the opinion of the CHMP is given within 150 days.
The decentralized procedure provides for approval by one or more other concerned EU Member States of an assessment of an application for marketing authorization conducted by one EU Member State, known as the reference EU Member State. In accordance with this procedure, an applicant submits an application for marketing authorization to the reference EU Member State and the concerned EU Member States. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States which, within 90 days of receipt, must decide whether to approve the assessment report and related materials

If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all EU Member States.
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
Regulatory Data Protection in the European Union
In the EU, new chemical entities approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic (abbreviated) application for a period of eight years. During the additional two‑year period of market exclusivity, a generic marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten‑year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies.
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
Once authorized, orphan medicinal products are entitled to ten years of market exclusivity in all EU Member States and in addition a range of other benefits during the development and regulatory review process including scientific assistance for trial protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if the product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.

Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same drug or biologic for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan exclusivity regardless of a showing of clinical superiority.
Regulatory Requirements After Marketing Authorization
Following marketing authorization of a medicinal product in the EU, the holder of the authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include compliance with the EU’s stringent pharmacovigilance or safety reporting, as well as rules potentially requiring post-authorization studies and additional monitoring obligations. In addition, the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU. Finally, the marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU notably under Directive 2001/83EC, as amended, and EU Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.
Brexit and the Regulatory Framework in the United Kingdom
On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the EU on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable by up to two years). On December 24, 2020, the United Kingdom and the EU entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom.
Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union’s General Data Protection Regulation, or GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, or EEA, to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like an European Union member state in relation to processing and transfers of personal data for four months from January 1, 2021. This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the EU 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected.
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

Pharmaceutical Coverage, Pricing and Reimbursement
In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.
In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product candidate could reduce physician utilization once the product is approved and have a material adverse effect on sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.
In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions.
Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.
Healthcare Law and Regulation
Health care providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, patient privacy laws and regulations and other health care laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state health care laws and regulations, include:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid;
•the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and
•the federal transparency requirements known as the federal Physician Payments Sunshine Act which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. Additionally, some state and local laws require the registration of pharmaceutical sales representatives in the jurisdiction. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Pharmaceutical Insurance Coverage and Healthcare Reform
In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated health care costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage and establish adequate reimbursement levels for, the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.
In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.
The containment of health care costs also has become a priority of federal, state and foreign governments and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and biologics and other medical products, government control and other changes to the health care system in the United States. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used
Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020, and a ruling by the Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.
The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. To those ends, President Trump issued five executive orders intended to lower the costs of prescription drug products but it is unclear whether, and to what extent, these orders will remain in force under the Biden Administration. Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).
At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
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
Licensed Programs Under Aurigene Collaboration. We are aware of multiple other companies that are developing IRAK4 inhibitors for oncology indications, including: TG Therapeutics, Inc./Ligand Pharmaceuticals, Incorporated, Rigel Pharmaceuticals, Inc., Nyrada/Noxopharm Ltd., Kymera Therapeutics Inc., Kurome Therapeutics, and Bayer AG. VISTA (V-domain Ig Suppressor of T-cell Activation) is a novel immuno-oncology target. We are aware that Pierre Fabre (W0180) has an active clinical-stage program and multiple other companies have preclinical development programs, including: Kineta (KVA), Suzhou Stainwei Biotech (mab-5), Apexigen (APX-201), Hummingbird Biosciences (HMBD-002), Beijing Mabworks Biotech (MIL-99), and PharmAbcine (PMC-309). In addition, there are multiple approved drugs that target PD1/ PDL1 interactions, including Bristol-Myers Squibb Company's Opdivo™, Merck & Co., Inc.’s Keytruda™, Roche’s Tecentriq™, Merck & Co., Inc. and Pfizer Inc.'s Bavencio™, AstraZeneca plc's Imfinzi™, Regeneron Pharmaceuticals, Inc./Sanofi S.A.'s Libtayo™, and a number of drug candidates in various stages of development by Novartis AG, TESARO Inc., and others. We are also aware of multiple other companies developing drugs to target TIM3, including Novartis AG, Incyte Corporation, TESARO, Inc., Bristol-Myers Squibb Company, Eli Lilly and Company, and others.
Licensed Programs Under ImmuNext Collaboration. VISTA (V-domain Ig Suppressor of T-cell Activation) is a novel immuno-oncology target. We are aware that Pierre Fabre (W0180) has an active clinical-stage program and multiple other companies have preclinical development programs, including: Kineta (KVA), Suzhou Stainwei Biotech (mab-5), Apexigen (APX-201), Hummingbird Biosciences (HMBD-002), Beijing Mabworks Biotech (MIL-99), and PharmAbcine (PMC-309).
Fimepinostat:    We are not aware of other molecules in clinical testing that are designed as one chemical entity to target both HDAC and PI3K. However, there are commercially available drugs that individually target HDAC or PI3K. For example, commercially available HDAC inhibitors include Faridak™ (panobinostat) which is produced by Novartis International AG, Zolinza™ (vorinostat), which is produced by Merck & Co., Istodax™ (romidepsin), which is produced by Bristol-Myers Squibb, Beleodaq™ (belinostat) which is produced by Agrotech Biopharma and Depakine™ (valproate sodium), which is produced by Sanofi. In addition, there are several companies testing novel HDAC 1/2 inhibitors in clinical trials, including among others, Italfarmaco S.p.A. (givinostat), Celleron Therapeutics (CXD101), Xynomic Pharmaceuticals, (abexinostat), 4SC (dominostat and resminostat), Bayer (entinostat), HitGen (HG-146), CrystalGenomics (ivaltinostat), Viracta Therapeutics (nanatinostat), Onolys Biopharma (OBP-801), Onkure (OKI-179), Midatech (panobinostat), Blanver Farmacoquimica (pacrinostat), Recursion Pharmaceuticals (REC-2282, and Mundipharma EDO International (tinomustine). There are multiple companies testing various PI3K inhibitors, both isoform specific and pan-PI3K inhibitors, which are in various stages of clinical development. There are currently four approved isoform specific PI3K inhibitors on the market and one with a PDUFA date in the first quarter of 2021, Zydelig™ (idelalisib), which is marketed by Gilead Sciences, Aliqopa® (copanlisib), which is marketed by Bayer AG, Copiktra™ (duvelisib), which is marketed by Verastem, Oncology, and PIQRAY® (alpelisib), which is marketed by Novartis and umbralisib from TG Therapeutics, which was recently approved by the FDA in February 2021. Other companies developing PI3K inhibitors in clinical trials include Ability Pharmaceuticals (ABTL-0812), Guangzhou BeBetter Medicine (BEBT-908), Piqur (bimiralisib), Boryung (BR-2002), Adlai Nortye (buparlisib), Novartis (datolisib), Beijing Foreland Pharma (FP-208), HEC Pharm (HEC-68498), Shanghai HaiHe Pharmaceutical (HH-CYH33), Jiangsu Hansoh Pharmaceutical (HS-10352), Roche (inavolisib), Menarini (MEN-1611), ArQule (miransertib), Can-Fite (namodenoson), Kazia Therapeutics (paxalisib), Intellikine (serabelisib), Semafore Pharmaceuticals (SF-1126), and Ohara Pharmaceutical (ZSTK-474).
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
We employ a material sourcing strategy that complies with regulatory requirements for building increasing amounts of quality into the product, beginning with raw materials and following through to packaged drug product for clinical use. Starting materials for the drug substance are typically sourced from qualified suppliers, and their production is conducted under our supervision. Where appropriate, redundant suppliers are added to ensure availability of key materials.
Drug substance and product production, and subsequent packaging, labeling and distribution for all of our development candidates are conducted in the various locations under GMP controls.
Sales and Marketing
We have no sales, marketing or distribution experience or infrastructure. We must build infrastructure related to product sales, marketing and distribution or make arrangements with third parties to perform these services.

Human Capital Resources
As of December 31, 2020, we had 28 employees in total, all of which were full-time employees, of whom six hold a Ph.D. or other advanced scientific or medical degree. Of our employees, 17 are currently involved in research and development. None of our employees is a party to a collective bargaining agreement, and we consider our relations with our employees to be good. During the COVID-19 pandemic, we implemented a remote working environment and measures to support the safety of our employees, contractors and consultants.
We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We offer our employees a comprehensive compensation package. Our well-designed compensation package includes salaries, annual bonuses, equity compensation, retirement savings, life insurance, and premium health and workers’ compensation insurance. Our equity compensation plans, pursuant to which we may grant stock options, restricted stock and equity-based awards, are designed to align employees’ interests with our stockholders’ interests and motivate effective performance which drives company success. We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer.
Segment Reporting
We are engaged solely in the discovery and development of innovative drug candidates for the treatment of human cancers. Accordingly, we have determined that we operate in one operating segment.

Information about our Executive Officers
Our executive officers as of March 16, 2021 are as follows:

Name	Age	Position
James Dentzer	54	President and Chief Executive Officer
Robert Martell, M.D., Ph.D.	58	Head of Research and Development
William Steinkrauss	35	Chief Financial Officer
James Dentzer	Mr. Dentzer has served on our board of directors and as our President, Chief Executive Officer, Secretary and Treasurer since September 2018. From March 2018 to September 2018, Mr. Dentzer served as our Chief Operating Officer, Chief Financial Officer, Secretary, and Treasurer. Mr. Dentzer joined the Company in March 2016 as Chief Administrative Officer, Chief Financial Officer, Secretary, and Treasurer. From December 2013 to December 2015, Mr. Dentzer served as Chief Financial Officer of Dicerna Pharmaceuticals, Inc., an RNA interference based biopharmaceutical company. From March 2010 to December 2013, Mr. Dentzer was the Chief Financial Officer of Valeritas, Inc., a commercial-stage medical technology company. From October 2006 to October 2009, Mr. Dentzer was the Chief Financial Officer of Amicus Therapeutics, Inc., a biotechnology company. In prior positions, Mr. Dentzer spent six years as corporate controller of Biogen and six years in various senior financial roles at E.I. du Pont de Nemours and Company in the U.S. and Asia. Mr. Dentzer holds a B.A. in philosophy from Boston College and an M.B.A. from the University of Chicago.
Robert Martell, M.D., Ph.D.	Dr. Martell, M.D., Ph.D. served on our Board of Directors from 2011 to 2018, and as Head of Research and Development from 2018 to present. He is also co-founder of Epi-Cure Pharmaceuticals, a privately held early-stage biotechnology company, and served as its president and member of board of directors from 2016 to 2018. Dr. Martell served as Chief Medical Officer of Tesaro, Inc., a biopharmaceutical company developing Zejula and Varubi from 2012 to 2015; as Chief Medical Officer at MethylGene, a publicly traded biopharmaceutical company focused on cancer therapeutics from 2005 to 2009; as Director of Oncology Global Clinical Research at Bristol-Myers Squibb, a biopharmaceutical company developing Sprycel, Erbitux and Ixempra from 2002 to 2005; and as Associate/Deputy Director at Bayer Corporation Pharmaceutical Division developing Nexavar from 2000 to 2002. In addition, Dr. Martell has held a number of academic positions, including at Tufts Medical Center since 2009, where he has served in various roles including Associate Chief in the Division of Hematology/Oncology, Director of the Neely Center for Clinical Cancer Research, Leader of the Cancer Center’s Program in Experimental Therapeutics and Attending Physician; at Yale University School of Medicine as Assistant Clinical Professor of Oncology from 2001 to 2005; and as Assistant Professor at Duke Medical Center from 1998 to 2000. Dr. Martell received a B.A. in chemistry from Kalamazoo College, a Ph.D. in Pharmacology from University of Michigan and an M.D. from Wayne State University. He completed his Internal Medicine internship and residency at Duke University Medical Center, and his Fellowship in Medical Oncology also at Duke.
William Steinkrauss	Mr. Steinkrauss has served as our Chief Financial Officer since September 2019. Prior to that, Mr. Steinkrauss served as vice president, treasurer and assistant secretary from January 2019 to September 2019, and prior to that served as our corporate controller, senior director of finance and assistant treasurer from August 2016 until January 2019. Mr. Steinkrauss previously served as director of technical accounting and reporting of Ovascience, Inc., a biotechnology company focused on infertility, from June 2015 to August 2016. Prior to that, he was senior manager of technical accounting at Cubist Pharmaceuticals, Inc., a biopharmaceutical company, from November 2012 to May 2015. Prior to joining Cubist Pharmaceuticals, Inc., Mr. Steinkrauss worked within the transaction services and assurance practices at PricewaterhouseCoopers, LLP. Mr. Steinkrauss holds a B.S. in accounting and finance and a M.S. in accounting from Boston College. Mr. Steinkrauss is a certified public accountant.

ITEM 1A.RISK FACTORS
You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the consolidated financial statements and related notes. These risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business, financial condition, results of operations or the price of our publicly traded securities. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may occur or become material in the future and adversely affect our business, reputation, financial condition, results of operations or the price of our publicly traded securities. Therefore, historical operating results, financial and business performance, events and trends are often not a reliable indicator of future operating results, financial and business performance, events or trends. If any of the following risks occurs, our business, financial condition, and results of operations and future growth prospects could be materially and adversely affected.
RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING
We have incurred substantial losses, expect to continue to incur substantial losses for the foreseeable future and may never generate significant revenue or achieve profitability.
We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $29.9 million and $32.1 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $1.0 billion. We have not completed the development of any drug candidate on our own. Other than Erivedge®, which is being commercialized and further developed by Genentech and Roche under our June 2003 collaboration with Genentech, we may never have a drug candidate approved for commercialization. We have financed our operations to date primarily through public offerings and private placements of our common stock, other debt financings, and amounts received through various licensing and collaboration agreements. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital.
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
We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for CA-4948 and CI-8993 as well as development candidates we have and may continue to license under our collaborations with Aurigene and ImmuNext. We will require substantial additional capital to fund the further development of these programs, as well as to fund our general and administrative costs and expenses. Moreover, our agreements with collaborators impose significant potential financial obligations on us. For example, under our collaboration, license and option agreement with Aurigene, we are required to make milestone and royalty fee payments for preclinical development programs that will be performed by Aurigene, which impose significant potential financial obligations on us. In addition, if we choose to exercise our option under the option and license agreement with ImmuNext, or the ImmuNext Agreement, we will be required to make milestone, royalty, and option fee payments in connection with the development of CI-8993.
Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments of $183.1 million as of December 31, 2020, should enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this assessment on assumptions that may prove to be wrong, and it is possible that we will not achieve the progress that we expect with these funds because the actual costs and timing of clinical development, regulatory and commercial activities are difficult to predict and are subject to substantial risks and delays, and that we will use our capital resources sooner than we currently expect. This estimate does not reflect any additional expenditures that may result from any further strategic transactions to expand and diversify our product pipeline, including acquisitions of assets, businesses, rights to products, product candidates or technologies or strategic alliances or collaborations that we may pursue.

Our ability to raise additional funds in the future will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us, or at all. Furthermore, high volatility in the capital markets resulting from the COVID-19 pandemic has had, and could continue to have, a negative impact on the price of our common stock, and could adversely impact our ability to raise additional funds. If we are unable to obtain sufficient funding, we may be forced to delay, reduce in scope or eliminate some of our research and development programs, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, any of our product candidates. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all.

Our failure to raise capital through a financing or strategic alternative as and when needed could adversely affect our business prospects and our ability to continue operations, and would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise sufficient capital we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources.
In February 2020, we entered into a common stock purchase agreement, or the purchase agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the Purchase Agreement. To date, we have received gross proceeds of $8.4 million from sales of common stock to Aspire Capital. The extent to which we utilize the purchase agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the purchase agreement on any given day and during the term of the agreement is subject to certain limitations and restrictions. These limits and restrictions include among others, limits on the number of shares we can sell to Aspire Capital on any one trading day. Accordingly, we may not be able to sell shares under the agreement at prices or amounts that we deem acceptable, and there can be no assurance that we will be able to sell the full remaining $21.6 million of common stock contemplated under the purchase agreement. Additionally, we and Aspire Capital may not effect any sales of shares of our common stock under the purchase agreement during the continuance of an event of default.
In addition, on March 16, 2021, we entered into a sales agreement with Cantor Fitzgerald & Co., or Cantor, and JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which, from time to time, we may offer and sell through Cantor and JonesTrading up to $100.0 million of the common stock registered under our universal shelf registration statement on Form S-3 in one or more “at the market” offerings. To date, we have not made any sales of common stock pursuant to the sales agreement. The extent to which we utilize the sales agreement with Cantor and JonesTrading as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions and other restrictions and the extent to which we are able to secure funds from other sources. Accordingly, we may not be able to sell shares under the agreement at prices or amounts that we deem acceptable, and there can be no assurance that we will be able to sell the $100.0 million of common stock contemplated under the sales agreement.
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
•the timing and amount of option exercise fees, milestone payments, royalties and other payments, including payments due to licensors, including Aurigene and ImmuNext if we exercise our option under the ImmuNext Agreement, for patent rights and technology used in our drug development programs;
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
The COVID-19 pandemic, which began in December 2019, has spread worldwide, causing many governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restrictions, heightened border scrutiny, and other measures.
The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce. While the COVID-19 pandemic has had adverse effects on our business and we expect the outbreak to have an adverse effect on our business, financial conditions and results of operations in the future, we are unable to predict the extent or nature of the future progression of the COVID-19 pandemic or its effects on our business and operations at this time.
We have enrolled, and will seek to enroll, cancer patients in clinical trials at sites located both in the United States and internationally. Many of our clinical trial sites have imposed restrictions as a result of the COVID-19 pandemic, which have had and may continue to have a negative impact on our ability to conduct our clinical trials. We have encountered and may continue to face difficulties recruiting and retaining patients in our ongoing and planned clinical trials to the extent patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the outbreak. In addition, we do not currently know the duration or to what degree medical facilities, including our clinical trial sites, will continue to be impacted by the pandemic. For example, all of our clinical trial sites for our ongoing Phase 1 clinical trial for CA-4948 in patients with non-Hodgkin lymphomas, including those with MYD88 alterations, are at large academic research hospitals that have imposed restrictions on entry which have in some instances, prohibited and in other instances may potentially prohibit in the future, clinical trial monitors and patients from entering the trial sites. As a result, further enrollment in our ongoing clinical trial for CA-4948 in patients with non-Hodgkin lymphomas, including those with MYD88 alterations, has been delayed and may continue to be delayed and patients currently enrolled in the trial may cease treatment due to the restrictions described above or fear of visiting or inability to visit our trial sites. As a result, enrollment in this trial has been slower than expected and the timeline of this clinical trial has been delayed and may continue to be delayed. In addition, in July 2020, we commenced enrollment in our Phase 1 clinical trial in CA-4948 in patients with acute myeloid leukemia and myelodysplastic syndromes. Clinical trial sites for this study have also imposed and may continue to impose restrictions similar to those described above. As a result, we may not be able to enroll this trial on our planned timeline, which would cause a delay in the overall timeline for this trial. Similarly, enrollment in and the overall timeline of our combination study of CA-4948 and ibrutinib, for which we commenced enrollment in February 2021 and our Phase 1 clinical trial for CI-8993, for which we commenced enrollment in September 2020, have been delayed and may continue to be delayed due to the factors discussed above. To the extent clinical trial sites are slowed down or closed to enrollment in our ongoing and planned clinical trials, this could also have a material adverse impact on our clinical trial plans and timelines. These restrictions may also impact our ability to collect patient data in a timely fashion. In addition, we do not know whether and to what extent potential exposure to COVID-19 of patients in our clinical trials could impact the efficacy of CA-4948 or CI-8993. The response to the COVID-19 pandemic may redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals. In addition, we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.
We and our collaborators, third-party contract manufacturers, contract research organizations and clinical sites may experience delays or disruptions in supply and release of product candidates and/or procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates, basic medical and laboratory supplies used in our clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. Some of our product candidates, or materials contained therein, come from facilities located in areas impacted by COVID-19, including India, China, and Europe. In addition, any disruptions could impact the supply, manufacturing or distribution of Erivedge, and sales of Erivedge may be negatively impacted by a decrease in new prescriptions as a result of a decline in patient medical visits due to the COVID-19 pandemic, which has had and could continue to have a negative impact on the amount and timing of any royalty revenue we may receive from Genentech related to Erivedge. There is no guarantee that the COVID-19 pandemic, or any potential future outbreak, would not impact our supply chain, which could have a material adverse impact on our clinical trial plans and business operations.
We are also experiencing delays in closing down our clinical trial sites related to our fimepinostat and CA-170 trials due to restrictions on non-essential workers imposed at those sites in response to COVID-19, which has delayed the winding down of these trials and may result in additional costs and expenses.
Any negative impact that the COVID-19 pandemic has on the ability of our suppliers to provide materials for our product candidates or on recruiting or retaining patients in our clinical trials could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results. Additionally, the pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds and has also impacted, and may continue to impact, the volatility of our stock price and trading in our stock. Moreover, the pandemic has significantly impacted economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to materially adversely affect our business, financial condition, results of operations, and prospects.
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
Pursuant to the terms of our collaboration agreement with Genentech, our subsidiary Curis Royalty is entitled to receive royalties on net sales of Erivedge that range from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech. The royalty rate applicable to Erivedge may be decreased in certain specified circumstances, including when a competing drug product that binds to the same molecular target as Erivedge is approved by the applicable country’s regulatory authority and is being sold in such country by a third-party for use in the same indication as Erivedge, or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During the third quarter of 2015, the FDA and the CHMP approved an additional Hedgehog signaling pathway inhibitor marketed by Sun Pharmaceutical Industries Ltd., or Sun Pharmaceutical, sonidegib (Odomzo®), for the treatment of adults with locally advanced basal cell carcinoma, or BCC.
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
Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us, and disclosures related thereto. Such estimates and judgments include the carrying value of our property, the value of equipment and intangible assets, revenue recognition, the value of certain liabilities and stock-based compensation expense. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates and judgments, and their underlying assumptions, may change over time. Accordingly, our actual financial results may vary significantly from the estimates contained in our financial statements.
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
Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all, particularly given that many of our clinical trial sites are research hospitals that have imposed restrictions on entry and other activity as a result of the COVID-19 pandemic. The clinical development of our drug candidates is susceptible to the risk of failure inherent at any stage of drug development. Moreover, we, or any collaborators, may experience any of a number of possible unforeseen adverse events in connection with clinical trials, many of which are beyond our control, including:
•we, or our collaborators, may fail to demonstrate efficacy in a clinical trial or across a broad population of patients;
•it is possible that even if one or more of our drug candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a drug candidate that is greater than the actual positive effect, if any;
•adverse events or undesirable side effects caused by, or other unexpected properties of, any drug candidates that we may develop could cause us, any collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our drug candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities;
•if any of our drug candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any collaborators, may need to abandon development or limit development of that drug candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, CI-8993 was originally developed as part of a license and collaboration agreement between ImmuNext and Janssen Biotech, Inc., or Janssen. In 2016, Janssen initiated clinical development of CI-8993 in a Phase 1 Study evaluating safety, pharmacokinetics and pharmacodynamics of ascending doses of CI-8993 in patients with advanced solid tumors. The study enrolled 12 patients, in which one patient experienced dose-limiting side effects related to cytokine release syndrome. Janssen opted to close the study;

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
Our inability, or the inability of any future collaborators, to enroll a sufficient number of patients for our, or their, clinical trials could result in significant delays or may require us or them to abandon one or more clinical trials altogether and may result in increased development costs for our drug candidates, which could cause the value of our stock price to decline.

Results of preclinical studies and early clinical trials may not be predictive of results of future late stage clinical trials, and interim, “top-line,” initial, and preliminary data from our clinical trials may change as more patient data become available or as additional analyses are conducted and audit and verification procedures could result in material changes to the final data.
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
In addition, from time to time, we publish interim, “top-line,” initial, or preliminary data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Initial, preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the data we previously published. As a result, interim, “top-line,” initial, and preliminary data should be viewed with caution until the final data are available. Material adverse changes between such data and final published data could significantly harm our business prospects.
We have never obtained marketing approval for a drug candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our current drug candidates or any future drug candidates that we, or any future collaborators, may develop.
We have never obtained marketing approval for a drug candidate. It is possible that the FDA may refuse to accept for substantive review any new drug applications, or NDAs, or Biologics Licensing Applications, or BLAs that we submit for our drug candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our drug candidates. If the FDA does not accept or approve our NDAs or BLAs for any of our drug candidates, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required trials or studies, approval of any NDA, BLA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs or BLAs. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our drug candidates or any companion diagnostics, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our drug candidates, which could significantly harm our business.
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
We currently have no sales, marketing, or distribution experience and, as such, we must build infrastructure related to product sales, marketing and distribution or make arrangements with third parties to perform these services, and any such third parties may not successfully market or sell any drugs we develop.
We currently have no sales, marketing, or drug distribution experience or capabilities. If we receive required regulatory approvals to commercialize any of our drug candidates, we may plan to rely primarily on sales, marketing and distribution arrangements with third parties, including our collaborative partners. For example, as part of our agreements with Genentech, we have granted Genentech the exclusive rights to distribute drugs resulting from such collaboration, and Genentech is currently commercializing Erivedge. We may have to enter into additional marketing and/or sales arrangements in the future and we may not be able to enter into these additional arrangements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing, and distribution activities of these third parties, and sales through these third parties could be less profitable for us than direct sales. These third-parties could sell competing drugs and may devote insufficient sales efforts or resources to our drugs. Our future revenues will be materially dependent upon the successful efforts of these third parties.
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
We are aware of multiple other companies in pre-clinical development of IRAK4 inhibitors for oncology indications, including TG Therapeutics, Inc./Ligand Pharmaceuticals, Incorporated., Nyrada/Noxopharm Ltd., Kurome Therapeutics and Kymera Therapeutics Inc. Bayer AG's IRAK4 inhibitor has an active oncology clinical study but is currently not recruiting. VISTA (V-domain Ig Suppressor of T-cell Activation) is a novel immuno-oncology target. We are aware that Pierre Fabre (W0180) has an active clinical-stage program and multiple other companies have preclinical developments, including Kineta (KVA), Suzhou Stainwei Biotech (mab-5), Apexigen (APX-201), Hummingbird Biosciences (HMBD-002), Beijing Mabworks Biotech (MIL-99), and PharmAbcine (PMC-309). In addition, there are multiple approved products on the market that inhibit PD1/PDL1, including Bristol-Myers Squibb Company’s Opdivo™, Merck & Co., Inc.'s Keytruda™, Roche Holding AG's Tecentriq™, Merck & Co., Inc., KGaA / Pfizer Inc.'s Bavencio™, AstraZeneca plc’s Imfinzi™, Regeneron Pharmaceuticals, Inc./Sanofi S.A.'s Libtayo™, and a number of drug candidates in various stages of development (by Novartis AG, TESARO Inc., and others). We are also aware of multiple other companies developing drugs to target TIM3, including Novartis AG, Incyte Corporation, TESARO, Inc., Bristol-Myers Squibb Company, Eli Lilly and Company, and others.
We are aware of several companies that have clinical development programs relating to compounds that modulate the Hedgehog signaling pathway and may compete with Erivedge, including: Exelixis, Inc./Bristol-Myers Squibb Company (BMS-833923 / XL139), PellePharm, Inc. (patidegib), and Cyclene Pharmaceuticals Inc./Senhwa Biosciences Inc. (silmitasertib / CX-4945). Furthermore, glasdegib (Daurismo™) is marketed by Pfizer Inc. for the treatment of newly diagnosed adult AML patients for whom intensive chemotherapy is not an option, and, sonidegib (Odomzo™) is marketed by Sun Pharmaceutical, for the treatment of adults with locally advanced BCC. Under the terms of our collaboration agreement with Genentech, our royalty on sales of Erivedge has been reduced and may be further reduced as a result of sales of sonidegib.
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

Product liability lawsuits against us or our collaborators could divert our resources, cause us to incur substantial liabilities and limit commercialization of any drugs that we may develop.

We and our collaborators face a risk of product liability claims, which could expose us and them to significant liabilities and costs and prevent or interfere with the development or commercialization of our drug candidates or drugs that we may develop. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the drug, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we or our collaborators cannot successfully defend ourselves against product liability claims, we or our collaborators may incur substantial liabilities or be required to limit commercialization of our drug candidates or drugs that we may develop. Regardless of their merit or eventual outcome, such liability claims would require us to spend significant time, money and other resources to defend such claims, and could result in decreased demand for our drug candidates or drugs that we may develop, injury to our reputation and significant loss of revenue.

Although we currently have product liability insurance for our clinical trials, this insurance is subject to deductibles and coverage limitations and may not be adequate in scope to protect us in the event of a successful product liability claim.
RISKS RELATING TO OUR DEPENDENCE ON THIRD PARTIES
We are reliant on Genentech and Roche for the successful commercialization of Erivedge. If Genentech and Roche do not successfully commercialize Erivedge for advanced BCC, our future prospects may be substantially harmed.
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
•competing drug products are approved for the same indications as Erivedge, such as is the case with sonidegib;
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
•Genentech does not exercise its first right to maintain or defend intellectual property rights associated with Erivedge; or,
•further development of Erivedge is delayed, or sales of Erivedge decrease, due to the impacts of the COVID-19 pandemic.
We depend on third-parties for the research and, as applicable, development and commercialization of certain programs. If one or more of our collaborators fails or delays in developing or, as applicable, commercializing drug candidates based upon our technologies, our business prospects and operating results could suffer and our stock price could decline.
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
•Our collaborators may change the focus of their development and commercialization efforts or pursue higher-priority programs and there can be no assurance that third-parties engaged to develop or commercialize our product candidates or products will succeed in developing or commercializing our products or devote sufficient resources to the development or commercialization of our product candidates or products. In addition, potential competitors may have substantially greater financial and other resources and may be able to expend more funds and effort with respect to competing products than Genentech or other third-parties engaged by us.

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
We may not be successful in establishing additional strategic collaborations, which could adversely affect our ability to develop and commercialize any drug candidates which we have strategically determined to pursue with a collaborator.
We may seek corporate collaborators or licensees for the further development and commercialization of one or more of our drug candidates in one or more geographic territories, particularly in territories outside of the U.S. We face significant competition in seeking appropriate collaborators and a number of recent business combinations in the biotechnology and pharmaceutical industry may result in a reduced number of potential future collaborators. In addition, collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. Moreover, we may not be successful in our efforts to establish a collaboration or other alternative arrangements because our research and development pipeline may be insufficient, our programs may be deemed to be at too early of a stage of development for collaborative effort and/or third-parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy or as sufficiently differentiated compared to existing or emerging treatments. We are also restricted under the terms of certain of our existing collaboration agreements from entering into collaborations regarding or otherwise developing drug candidates that are similar to the drug candidates that are subject to those agreements, such as developing drug candidates that inhibit the same molecular target. In addition, collaboration agreements that we enter into in the future may contain further restrictions on our ability to enter into potential collaborations or to otherwise develop specified drug candidates. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us and such collaboration agreements may not lead to development or commercialization of drug candidates in the most efficient manner, or at all.
Moreover, if we fail to establish and maintain additional collaborations related to drug candidates for which we have determined to pursue a collaborator:
•the development of such drug candidates may be terminated or delayed;
•our cash expenditures related to development of certain of such drug candidates would increase significantly and we may need to seek additional financing;
•we may be required to hire additional employees or otherwise develop additional expertise, such as clinical, regulatory, sales and marketing expertise, for which we have not budgeted;
•we will have to bear all of the risk related to the development of any such drug candidates; and
•our future prospects may be adversely affected and our stock price could decline.
We rely in part on third parties to conduct clinical trials of our internally-developed and in-licensed drug candidates, and if such third-parties perform inadequately, including failing to meet deadlines for the completion of such trials, research or testing, then we may not be able to successfully develop and commercialize drug candidates and grow our business.
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
We depend on third parties to produce our drug candidates, and if these third parties do not successfully formulate or manufacture these drug candidates, our business could be harmed.
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
Because we rely on a limited number of suppliers for the raw materials used in our drug candidates, any delay, shortage or interruption in the supply of such raw materials or contamination in our manufacturing process could lead to delays in the manufacture and supply of our drug candidates.
We rely on third-parties to supply certain raw materials necessary to produce our drug candidates for preclinical studies and clinical trials. There are a small number of suppliers for certain raw materials that we use to manufacture our drug candidates. We purchase these materials from our suppliers on a purchase order basis and do not have long-term supply agreements in place, which exposes us to a variety of risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to our contract manufacturing caused by problems at suppliers could delay shipment of our product candidates, increase our cost of goods sold and result in lost sales with respect to any approved products. Any significant delay in the supply of raw materials for our drug candidates for a preclinical study or an ongoing clinical trial due to the need to replace a third-party supplier could considerably delay completion of certain preclinical studies and/or clinical trials. Moreover, if we are unable to purchase sufficient raw materials after regulatory approval for our drug candidates, the commercial launch of our drug candidates could be delayed, or there could be a supply shortage, each of which would impair our ability to generate revenues from their sale.
In addition, a material shortage, contamination, recall or restriction on the use of substances in the manufacture of our drug candidates, or the failure of any of our key suppliers to deliver necessary components required for the manufacture of our drug candidates, could adversely impact or disrupt the commercial manufacture or the production of clinical material, which could materially and adversely affect our development timelines and our business, financial condition, results of operations, and future prospects.
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
Our ability to compete in the biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. Our industry has experienced a high rate of turnover of management personnel in recent years. If we lose one or more of our executive officers or other key employees, our ability to successfully implement our business strategy could be seriously harmed. Furthermore, replacing executive officers or other key employees may be difficult and take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, market and commercialize drugs successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate additional key employees on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies, universities and research institutions for similarly qualified personnel.
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
It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or drugs that we license from third-parties and are reliant on our licensors. For example, while under our collaboration with ImmuNext we have the right to review and comment on patent filing, prosecution, maintenance and other patent matters, we do not control the patent process until we have exercised our option to obtain an exclusive license. If we do not control the filing, prosecution of certain patent rights, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business.
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
The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We, and any future collaborators, are not permitted to market our product candidates in the U.S. or in other countries until we, or they, receive approval of an NDA or BLA from the FDA or marketing approval from applicable regulatory authorities outside the U.S. Our product candidates are in various stages of development and are subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for any of our product candidates in the United States or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA or a BLA.
The process of obtaining marketing approvals, both in the United States and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information, including manufacturing information, to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. The FDA or other regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use.
In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or any future collaborators, ultimately obtain may be limited or subject to restrictions or post approval commitments that render the approved product not commercially viable.
Finally, disruptions at the FDA and other agencies may prolong the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. The Trump Administration also took several executive actions that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities.
Any delay in obtaining or failure to obtain required approvals could negatively affect our ability or that of any future collaborators to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any approval we may be granted for our product candidates in the U.S. would not assure approval of our drug candidates in foreign jurisdictions and any of our product candidates that may be approved for marketing in a foreign jurisdiction will be subject to risk associated with foreign operations.
In order to market and sell our products in the European Union and other foreign jurisdictions, we, and any future collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We, and any future collaborators, may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive the necessary approvals to commercialize our products in any market.
Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business.
In many countries outside the United States, a product candidate must also be approved for reimbursement before it can be sold in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. Obtaining non-U.S. regulatory approvals and compliance with non-U.S. regulatory requirements could result in significant delays, difficulties and costs for us and any future collaborators and could delay or prevent the introduction of our product candidates in certain countries. In addition, if we or any future collaborators fail to obtain the non-U.S. approvals required to market our product candidates outside the United States or if we or any future collaborators fail to comply with applicable non-U.S. regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business, financial condition, results of operations and prospects may be adversely affected.
Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business.
We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.
We, or any future collaborators, may not be able to obtain orphan drug designation or orphan drug exclusivity for our product candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving competing products.
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a product intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States.
Generally, a product with orphan drug designation only becomes entitled to orphan drug exclusivity if it receives the first marketing approval for the indication for which it has such designation, in which case the FDA or the EMA will be precluded from approving another marketing application for the same product for that indication for the applicable exclusivity period. The applicable exclusivity period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified.
We or any future collaborators may seek orphan drug designations for our product candidates and may be unable to obtain such designations. Even if we do secure such designations and orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Further, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, to be more effective or to make a major contribution to patient care. Finally, orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.
Any product candidate for which we or our collaborators obtain marketing approval is subject to ongoing regulation and could be subject to restrictions or withdrawal from the market, and we may be subject to substantial penalties if we fail to comply with regulatory requirements, when and if any of our product candidates are approved.
Any product candidate for which we or our collaborators obtain marketing approval will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. In addition, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a risk evaluation and mitigation strategy. Accordingly, if we receive marketing approval for one or more of our product candidates, we will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we fail to comply with these requirements, we could have the marketing approvals for our products withdrawn by regulatory authorities and our ability to market any products could be limited, which could adversely affect our ability to achieve or sustain profitability.
We and our collaborators must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.
Failure to comply with regulatory requirements, may yield various results, including:
•restrictions on such products, manufacturers or manufacturing processes;
•restrictions on the labeling or marketing of a product;
•restrictions on distribution or use of a product;
•requirements to conduct post-marketing studies or clinical trials;
•warning letters or untitled letters;
•withdrawal of the products from the market;
•refusal to approve pending applications or supplements to approved applications that we submit;
•recall of products;

•damage to relationships with collaborators;
•unfavorable press coverage and damage to our reputation;
•fines, restitution or disgorgement of profits or revenues;
•suspension or withdrawal of marketing approvals;
•refusal to permit the import or export of our products;
•product seizure;
•injunctions or the imposition of civil or criminal penalties; and
•litigation involving patients using our products.
Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the EU’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.
We may seek certain designations for our product candidates, including Breakthrough Therapy and Fast Track designations, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.
We may seek certain designations for one or more of our product candidates that could expedite review and approval by the FDA. A Breakthrough Therapy product is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Products designated as Breakthrough Therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA.
The FDA may also designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life‑threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees.
Designation as a Breakthrough Therapy or Fast Track is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even if we receive Breakthrough Therapy or Fast Track designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for one of these designations, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
If we are required by the FDA to obtain clearance or approval of a companion diagnostic in connection with approval of a candidate therapeutic product, and we do not obtain or there are delays in obtaining FDA clearance or approval of a diagnostic device, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.
In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. Under the Federal Food, Drug, and Cosmetic Act, or FDCA, companion diagnostics are regulated as medical devices and the FDA has generally required companion diagnostics intended to select the patients who will respond to cancer treatment to obtain premarket approval, or a PMA. Consequently, we anticipate that certain of our companion diagnostics may require us or our collaborators to obtain a PMA.
The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device's safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA approval is not guaranteed and may take considerable time, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. As a result, if we or our collaborators are required by the FDA to obtain approval of a companion diagnostic for a candidate therapeutic product, and we or our collaborators do not obtain or there are delays in obtaining FDA approval of a diagnostic device, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.
In its August 2014 guidance, the FDA also indicated that companion diagnostics used to make treatment decisions in clinical trials of a therapeutic product generally will be considered investigational devices. When a companion diagnostic is used to make critical treatment decisions, such as patient selection, the FDA stated that the diagnostic will be considered a significant risk device requiring an investigational device exemption. The FDA may find that a companion diagnostic that we, alone or with a third party, plan to develop does not comply with those requirements and, if this were to occur, we would not be able to proceed with our planned trial of the applicable product candidate in these patient populations.
Current and future legislation may increase the difficulty and cost for us and any future collaborators to obtain reimbursement for any of our product candidates that do receive marketing approval and our ability to generate revenue will be materially impaired.
In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products.
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020, and a ruling by the Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.
If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed.
The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. To those ends, President Trump issued five executive orders intended to lower the costs of prescription drug products but it is unclear whether, and to what extent, these orders will remain in force under the Biden Administration. Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).
At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
Finally, outside the United States, in some nations, including those in the EU, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.
We may be subject to certain healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, fines, disgorgement, exclusion from participation in government healthcare programs, curtailment or restricting of our operations, and diminished profits and future earnings.
Healthcare providers, third-party payors and others will play a primary role in the recommendation and prescription of any product for which we obtain marketing approval. Our future arrangements with healthcare providers and third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product for which we obtain marketing approval. Potentially applicable U.S. federal and state healthcare laws and regulations include the following:
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
Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including strict rules on the transfer of personal data to countries outside the European Union, including the United States.
As a result, there is increased scrutiny on the extent to which clinical trial sites located in the EEA should apply the GPDR to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act—which went into effect on January 1, 2020—is creating similar risks and obligations as those created by GDPR, though the Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.
Given the breadth and depth of changes in data protection obligations, preparing for and complying with such requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.
We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. In addition, we may engage third party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities.
We have adopted a Code of Business Conduct and Ethics that mandates compliance with the FCPA and other anti-corruption laws applicable to our business throughout the world. We cannot assure you, however, that our employees and third party intermediaries will comply with this code or such anti-corruption laws. Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas, investigations, or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.
We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.
Our products and solutions are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our products and solutions outside of the United States must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers, and, in extreme cases, the incarceration of responsible employees or managers.
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
We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, however this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.
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
Our internal computer systems, or those of any collaborators or contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
Despite the implementation of security measures and certain data recovery measures, our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, sabotage, natural disasters, terrorism, war and telecommunication and electrical failures. We may experience security breaches of our information technology systems. Any system failure, accident or security breach that causes interruptions in our operations, for us or those third parties with which we contract, could result in a material disruption of our product development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from an ongoing, completed or future clinical trial could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liabilities, our competitive position could be harmed and the further development and commercialization of our product candidates may be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.
We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal information of our employees. In addition, outside parties have attempted, and may in the future attempt, to penetrate our systems or those of our vendors or fraudulently induce our employees or employees of our vendors to disclose sensitive information to gain access to our data. Like other companies, we may experience threats to our data and systems, including malicious codes and viruses, and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our security or that of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose business and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely.
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
Our stock price has and may continue to fluctuate significantly and the market price of our common stock could drop below the price paid by our investors.
The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $16.65 and a low price of $0.62 per share for the period January 1, 2017 through March 12, 2021. The daily closing market price for our common stock has varied between a high price of $12.80 on January 15, 2021 and a low price of $0.63 on April 8, 2020 in the twelve-month period ending on March 12, 2021. During this time, the price per ordinary share has ranged from an intra-day low of $0.62 per share to an intra-day high of $13.44 per share. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:
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
•deviations in our operating results from the estimates of securities analysts or the failure by one or more securities analysts to continue to cover our stock;
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
•general economic and market conditions, including adverse changes in the domestic and international financial markets;
•the impacts of the COVID-19 pandemic; and
•the other factors described in this “Risk Factors” section.
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

Our quarterly and annual operating results may fluctuate significantly. Some of the factors that may cause our operating results to fluctuate on a period-to-period basis include:
· payments we may be required to make to collaborators such as Aurigene and ImmuNext to exercise license rights and satisfy milestones and royalty obligations;
· the status of, and level of expenses incurred in connection with, our programs;
· fluctuations in sales of Erivedge and related royalty and milestone payments;
· costs and expenses relating to the impact of the COVID-19 pandemic on our development programs, ongoing clinical trial activities and operations;
· any intellectual property infringement lawsuit or other litigation in which we may become involved;
· the implementation of restructuring and cost-savings strategies;
· the occurrence of an event of default under the Oberland Purchase Agreement;
· the implementation or termination of collaboration, licensing, manufacturing or other material agreements with third- parties, and non-recurring revenue or expenses under any such agreement;
· compliance with regulatory requirements; and
· general conditions in the global economy and financial markets.

If any of the foregoing matters were to occur, or if our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially, which could result in substantial losses for purchasers of our common stock. In addition, we currently have no drug revenues and depend entirely on funds raised through other sources, such as funding through debt and/or equity offerings. Our ability to raise funds in this manner depends upon, among other things, our stock price.
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
There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses, or other unforeseen reasons, our existing net operating losses could expire or otherwise become unavailable to offset future income tax liabilities. As described below in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the Tax Cuts and Jobs Act, or the TCJA, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to offset taxable income in the future. In addition, state net operating losses generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our net operating losses and other tax attributes.
Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.
We are subject to taxation in numerous U.S. states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including as a result of applying the provisions of the TCJA, (as such provisions may be elaborated on or further developed in guidance, regulations and technical corrections pertaining to the TCJA), changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws, as more fully described below in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.” Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.
Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.
Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the TCJA, which significantly reformed the Code. The TCJA, among other things, contained significant changes to corporate taxation, including limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely).
As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, the CARES Act was enacted on March 27, 2020, and COVID relief provisions were included in the Consolidated Appropriations Act, 2021, or CAA, which was enacted on December 27, 2020. All contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the TCJA. It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years.
Regulatory guidance under the TCJA, the FFCR Act the CARES Act and the CAA is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, and as a result of the changes in the U.S. presidential administration and control of the U.S. Senate, additional tax legislation may also be enacted; any such additional legislation could have an impact on us. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act, the CARES Act or the CAA.
Future sales of shares of our common stock, including by us, employees and large stockholders, including pursuant to our common stock purchase agreement with Aspire Capital and sales agreement with Cantor and JonesTrading could result in dilution to our stockholders and negatively affect our stock price.
Most of our outstanding common stock can be traded without restriction at any time. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell such shares, could reduce the market price of our common stock.
As of March 12, 2021, Aurigene beneficially owned approximately 6.0% of our outstanding common stock. Subject to certain restrictions, Aurigene is able to sell its common shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended. Pursuant to our registration rights agreement with Aurigene, Aurigene has the right, subject to certain conditions and with certain exceptions, to require us to file registration statements covering the common shares it owns or to include those common shares in registration statements that we may file. Following their registration and sale under the applicable registration statement, those shares would become freely tradable. By exercising its registration rights and selling a large number of shares common stock, Aurigene could cause the price of our common stock to decline. In addition, the perception in the public markets that sales by Aurigene might occur could also adversely affect the market price of our common stock.
We have a significant number of shares that are subject to outstanding options and in the future, we may issue additional options, warrants or other derivative securities convertible into our common stock. The exercise of any such options, warrants or other derivative securities, and the subsequent sale of the underlying common stock, could cause a further decline in our stock price and could dilute our stockholders. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

In addition, pursuant to our purchase agreement with Aspire Capital, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the purchase agreement upon the terms and subject to the conditions and limitations set forth in the purchase agreement, of which $21.6 million remains unsold. In addition, we issued 646,551 shares of our common stock to Aspire Capital as a commitment fee in connection with entering into the purchase agreement. Pursuant to the terms of the purchase agreement, we have registered for sale the shares we have already issued to Aspire Capital and the additional shares that we may in the future sell to Aspire Capital. We also entered into a registration rights agreement with Aspire Capital in connection with entering into the agreement setting forth our obligation to maintain an effective registration statement covering any shares of common stock sold or to be sold to Aspire Capital, subject to the terms of the registration rights agreement.
Sales of shares of our common stock to Aspire Capital pursuant to our purchase agreement with Aspire Capital may result in dilution to the interests of other holders of our common stock. In addition, Aspire Capital may sell all, some or none of our shares that it holds or may come to hold under the purchase agreement. The sale of shares of our common stock by us to Aspire Capital or by Aspire Capital into the market, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire.
In addition, we may offer and sell up to $100.0 million shares of common stock registered under our universal shelf registration statement on Form S-3 pursuant to our sales agreement with Cantor and JonesTrading, in one or more “at the market” offerings. To date, we have not made any sales of common stock pursuant to the sales agreement. The extent to which we utilize the sales agreement with Cantor and JonesTrading as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions and other restrictions and the extent to which we are able to secure funds from other sources.
In addition, sales of substantial amounts of shares of our common stock or other securities by us or our employees and other stockholders could dilute our stockholders, lower the market price of our common stock and impair our ability to raise capital through the sale of equity or equity-related securities.
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
As of March 12, 2021, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 6.2% of our outstanding common stock including approximately 6.0% of our outstanding common stock owned by Aurigene. As a result, if these stockholders were to choose to act together, they may be able to affect the outcome of matters submitted to our stockholders for approval, as well as our management and affairs, such as:
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
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 2.PROPERTIES
Our headquarters consist of office and laboratory space in Lexington, Massachusetts. We occupy approximately 21,772 feet of space under a seven-year lease agreement, which we entered into in December 2019. We occupied this leased property in May 2020. This lease expires in April 2027, and we have one five-year option to extend it through April 2032. We believe this office and laboratory space will be sufficient to meet our needs for the foreseeable future and that suitable additional space will be available as and when needed.
ITEM 3.LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.    Our common stock is traded on the Nasdaq Global Market under the trading symbol “CRIS.”
Holders.    On March 12, 2021 the last reported sale price of our common stock per share on the Nasdaq Global Market was $10.92 and there were 81 holders of record of our common stock. The number of record holders may not be representative of the number of beneficial owners because many of the shares of our common stock are held by depositories, brokers or other nominees.
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
Issuer Purchases of Equity Securities.    None.
Unregistered Sales of Equity Securities.    None.

Performance Graph.    Not required.
ITEM 6.SELECTED FINANCIAL DATA
Not applicable.
ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We conduct our research and development programs both internally and through strategic collaborations. Our clinical stage drug candidates are CA-4948 and CI-8993:
•CA-4948, an orally-available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4, or IRAK4, which is currently undergoing testing in a Phase 1 open-label dose escalating clinical trial in patients with non-Hodgkin lymphomas, including those with Myeloid Differentiation Primary Response Protein 88, or MYD88 alterations. We reported updated preliminary clinical data from the study in December 2020. We are also conducting a separate Phase 1 open-label, single arm dose escalating trial in patients with acute myeloid leukemia, or AML, and myelodysplastic syndromes, or MDS, and announced preliminary clinical data from this study in December 2020. In February, we enrolled the first patient in a Phase 1 combination trial of CA-4948 and ibrutinib, a BTK inhibitor, in patients with non-Hodgkin lymphomas.
•CI-8993, a monoclonal antibody designed to antagonize the V-domain Ig suppressor of T cell activation, or VISTA signaling pathway. In June 2020, we announced the U.S. Food and Drug Administration, or FDA, had cleared our Investigational New Drug, or IND, application for CI-8993. In September 2020, we began enrollment in our Phase 1a/1b trial of CI-8993 in patients with solid tumors. We have an option to license CI-8993 from ImmuNext, Inc., or ImmuNext.
Our pipeline also includes the following:
•Fimepinostat, a small molecule that potently inhibits the activity of histone deacetylase, or HDAC, and phosphotidyl-inositol 3 kinase, or PI3 kinase enzymes, which has been granted Orphan Drug Designation and Fast Track Designation for the treatment of MYC-altered diffuse large B-cell lymphoma, or DLBCL, by the FDA in April 2015 and May 2018, respectively. In 2019, we began enrollment in a Phase 1 combination study with venetoclax in DLBCL patients, including patients with translocations in both MYC and the BCL2 gene, also referred to as double-hit lymphoma, or high-grade B-cell lymphoma, or HGBL. We reported preliminary clinical data from this combination study in December 2019. In March 2020, we announced that although we observed no significant drug-drug interaction in our Phase 1 study of fimepinostat in combination with venetoclax, we did not see an efficacy signal that would warrant continuation of the study. Accordingly, no further patients will be enrolled in this study. We are currently evaluating future studies for fimepinostat.
•CA-170, a small molecule antagonist of VISTA and PDL1, for which we announced initial data from a clinical study in patients with mesothelioma in conjunction with the Society of lmmunotherapy of Cancer conference in November 2019. Based on this data, no further patients will be enrolled in the study. We are currently evaluating future studies for CA-170.
•CA-327, a small molecule antagonist of PDL1 and TIM3, which is a pre-IND, stage oncology drug candidate.
We are party to a collaboration with Genentech Inc., or Genentech, a member of the Roche Group, under which F. Hoffmann-La Roche Ltd, or Roche and Genentech are commercializing Erivedge® (vismodegib), a first-in-class orally administered small molecule Hedgehog signaling pathway antagonist. Erivedge is approved for the treatment of advanced basal cell carcinoma, or BCC.

In January 2015, we entered into a collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene, which was amended in September 2016 and February 2020. As of December 31, 2020, we have licensed four programs under the Aurigene collaboration, including CA-4948.
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
Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis and have an accumulated deficit of $1.0 billion as of December 31, 2020. For the year ended December 31, 2020, we incurred a loss of $29.9 million and used $25.7 million of cash in operations. We expect to continue to generate operating losses in the foreseeable future. We anticipate that our $183.1 million of existing cash, cash equivalents and investments at December 31, 2020 should enable us to maintain our planned operations into 2024. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
We will need to generate significant revenues to achieve profitability, and do not expect to achieve profitability in the foreseeable future, if at all. If sufficient funds are not available, we will have to delay, reduce the scope of, or eliminate some of our research and development programs, including related clinical trials and operating expenses, potentially delaying the time to market for or preventing the marketing of any of our product candidates, which could adversely affect our business prospects and our ability to continue our operations, and would have a negative impact on our financial condition and ability to pursue our business strategies. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all.
COVID-19 Pandemic
The COVID-19 pandemic, which began in December 2019, has spread worldwide, causing many governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce. While the COVID-19 pandemic has had adverse effects on our business and we expect the outbreak to have an adverse effect on our business, financial conditions and results of operations in the future, we are unable to predict the extent or nature of the future progression of the COVID-19 pandemic or its effects on our business and operations at this time.
We have enrolled, and will seek to enroll, cancer patients in clinical trials at sites located both in the United States and internationally. Many of our clinical trial sites have imposed restrictions as a result of the COVID-19 pandemic, which have had and may continue to have a negative impact on our ability to conduct our clinical trials. We have encountered and may continue to face difficulties recruiting and retaining patients in our ongoing and planned clinical trials to the extent patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the outbreak. In addition, we do not currently know the duration or to what degree medical facilities, including our clinical trial sites, will continue to be impacted by the pandemic. For example, all of our clinical trial sites for our ongoing Phase 1 clinical trial for CA-4948 in patients with non-Hodgkin lymphomas, including those with MYD88 alterations, are at large academic research hospitals that have imposed restrictions on entry which have in some instances prohibited, and in other instances may potentially prohibit in the future, clinical trial monitors and patients from entering the trial sites. We are actively working with our clinical trial sites to follow FDA guidelines for conducting clinical trials during the COVID-19 pandemic, including performing remote monitoring to the extent possible and arranging for the shipment of medicine directly from the clinical trial site to patients who are enrolled in our trials, if required; however, there is no assurance such arrangements will be successful. As a result, further enrollment in our ongoing clinical trial for CA-4948 in patients with non-Hodgkin lymphomas, including those with MYD88 alterations, has been delayed and may continue to be delayed and patients currently enrolled in the trial may cease treatment due to the restrictions described above or fear of visiting or inability to visit our trial sites. As a result, enrollment in this trial has been slower than expected and the timeline of this trial has been delayed and may continue to be delayed. In addition, in July 2020, we commenced enrollment in our Phase 1 clinical trial in CA-4948 in patients with AML and MDS. Clinical trial sites for this study have also imposed and may continue to impose restrictions similar to those described above. As a result, we may not be able to enroll this trial on our planned timeline, which would cause a delay in the overall timeline for this trial. Similarly, enrollment in and the overall timeline of our combination study of CA-4948 and ibrutinib, for which we commenced enrollment in February 2021, and our Phase 1 clinical trial for CI-8993, for which we commenced enrollment in September 2020, have been delayed and may continue to be delayed due to the factors discussed above. To the extent clinical trial sites are slowed down or closed to enrollment in our ongoing and planned clinical trials, this could also have a material adverse impact on our clinical trial plans and timelines. These restrictions may also impact our ability to collect patient data in a timely fashion. In addition, we do not know whether and to what extent potential exposure to COVID-19 of patients in our clinical trials could impact the efficacy of CA-4948 or CI-8993. The response to the COVID-19 pandemic may redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals. In addition, we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.
We and our collaborators, third-party contract manufacturers, contract research organizations and clinical sites may experience delays or disruptions in supply and release of product candidates and/or procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates, basic medical and laboratory supplies used in our clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. While we believe that we currently have sufficient supply of our product candidates to continue our ongoing clinical trials, some of our product candidates, or materials contained therein, come from facilities located in areas impacted by COVID-19, including India, China, and Europe. In addition, any disruptions could impact the supply, manufacturing or distribution of Erivedge, and sales of Erivedge may be negatively impacted by a decrease in new prescriptions as a result of a decline in patient medical visits due to the COVID-19 pandemic, which has had and could continue to have a negative impact on the amount and timing of any royalty revenue we may receive from Genentech related to Erivedge. There is no guarantee that the COVID-19 pandemic, or any potential future outbreak, would not impact our supply chain, which could have a material adverse impact on our clinical trial plans and business operations.
We are also experiencing delays in closing down our clinical trial sites related to our fimepinostat and CA-170 trials due to restrictions on non-essential workers imposed at those sites in response to COVID-19, which has delayed the winding down of these trials and may result in additional costs and expenses.
Any negative impact that the COVID-19 pandemic has on the ability of our suppliers to provide materials for our product candidates or on recruiting or retaining patients in our clinical trials could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results. Additionally, the pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds and has also impacted, and may continue to impact, the volatility of our stock price and trading in our stock. Moreover, the pandemic has significantly impacted economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has had and may continue to have an adverse effect on our business, financial condition, results of operations, and prospects.
Key Drivers
We believe that near term key drivers to our success will include:
•our ability to successfully plan, finance and complete current and planned clinical trials for CA-4948 and CI-8993, as well as for such clinical trials to generate favorable data; and
•our ability to raise the substantial additional financing required to fund our operations through our common stock purchase agreement with Aspire Capital, our at-the-market sales agreement with Cantor Fitzgerald & Co., or Cantor, and Jones Trading Institutional Services LLC, or JonesTrading, and other potential financing.
In the longer term, a key driver to our success will be our ability, and the ability of any current or future collaborator or licensee, to successfully develop and commercialize drug candidates.

Our Collaborations and License Agreements
Our current collaborations and license agreements are summarized below and detailed in the Business section of this Annual Report on Form 10-K. See "Business—Collaborations and License Agreements."
Aurigene
Our exclusive collaboration agreement, as amended, with Aurigene provides for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and selected precision oncology targets. As of December 31, 2020, we have four licensed programs, including CA-4948.
Under the collaboration agreement, as amended, Aurigene granted us an option to obtain exclusive, royalty-bearing licenses to relevant Aurigene technology to develop, manufacture and commercialize products containing certain of such compounds anywhere in the world, except for India and Russia, which are territories retained by Aurigene. Under the terms of the amended collaboration agreement, Aurigene also obtains rights to develop and commercialize CA-170 in Asia.
Since January 2015, we have paid $14.5 million in research payments, and Aurigene has waived $19.5 million in milestone obligations. For each of the current four licensed programs, we have remaining unpaid or unwaived payment obligations of $42.5 million per program, related to regulatory approval and commercial sales milestones, plus specified additional payments for approvals for additional indications, if any.
We have agreed to pay Aurigene tiered royalties on our and our affiliates’ annual net sales of products at percentage rates ranging from the high single digits up to 10%, subject to specified reductions. In addition, we have agreed to make certain payments to Aurigene upon our entry into sublicense agreements on any program(s).
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
In addition to the contingent cash milestone payments, our wholly owned subsidiary, Curis Royalty, is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech. We recognized $10.7 million of royalty revenue from Genentech’s net sales of Erivedge during the year ended December 31, 2020, and have recognized an aggregate of $69.4 million in royalty revenues since Erivedge was approved.

As a result of our licensing agreements with various universities, we are obligated to make payments to university licensors on royalties that Curis Royalty earns in all territories (other than Australia). Cost of royalty revenues were $0.5 million during the year ended December 31, 2020 and have paid an aggregate of $3.6 million to university licensors since Erivedge was approved.
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
We agreed to make up to $1.7 million in future payments to LLS, which represents the aggregate payments previously received from LLS under the November 2011 agreement, pursuant to achievement of certain objectives, including a licensing, sale, or other similar transaction, as well as regulatory and commercial objectives, in each case related to the fimepinostat program in hematological malignancies. However, if fimepinostat does not meet its clinical safety endpoints in clinical trials in the defined field, or fails to obtain necessary regulatory approvals, all funding provided to us by LLS will be considered a non-refundable grant.
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
In March 2017, we and Curis Royalty, entered into a new credit agreement, referred to as the credit agreement, with HealthCare Royalty for the purpose of refinancing the prior credit agreement from BioPharma-II. On the effective date of the credit agreement with Healthcare Royalty, the prior credit agreement was terminated in its entirety.
Pursuant to the credit agreement, HealthCare Royalty made a $45.0 million loan at an annual interest rate of 9.95% to Curis Royalty, which was used to pay off the approximate $18.4 million in remaining loan obligations to BioPharma-II under the prior loan. The remaining proceeds of the loan of $26.6 million were distributed to us as sole equity holder of Curis Royalty. In March 2019, we terminated and repaid the outstanding principal and interest of $35.8 million that was due under the loan.
On April 21, 2020, we entered into a promissory note evidencing an unsecured $0.9 million loan, or the PPP Loan, under the Paycheck Protection Program, or PPP, of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. As of December 31, 2020, we recorded short- and long-term debt related to the PPP Loan of $0.6 million and $0.3 million, respectively. As of December 31, 2019, we had no debt outstanding.
Liability Related to the Sale of Future Royalties.   In connection with the termination and repayment in full of the loan with HealthCare Royalty, the Company and Curis Royalty entered into the royalty interest purchase agreement, or Oberland Purchase Agreement, with entities managed by Oberland Capital Management, LLC, or the Purchasers. Upon closing of the Oberland Purchase Agreement, Curis Royalty received an upfront purchase price of $65.0 million from the Purchasers, approximately $33.8 million of which was used to pay off the remaining loan principal to HealthCare Royalty, and $3.7 million of which was used to pay transaction costs, including $3.4 million to HealthCare Royalty in accrued and unpaid interest and prepayment fees under the loan, resulting in net proceeds of $27.5 million. Curis Royalty will also be entitled to receive milestone payments of (i) $17.2 million if the Purchasers and Curis Royalty receive aggregate royalty payments pursuant to the Oberland Purchase Agreement in excess of $18.0 million during the calendar year 2021, subject to certain exceptions, and (ii) $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026, which milestone payments may each be paid, at the option of the Purchasers, in a lump sum in cash or out of the Purchaser’s portion of future payments under the Oberland Purchase Agreement. For further discussion of the Oberland Purchase Agreement, see “Liquidity and Capital Resources – Royalty Interest Purchase Agreement”.

Revenue.    We do not expect to generate any revenues from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including royalty payments. Since the first quarter of 2012, we have recognized royalty revenues related to Genentech’s sales of Erivedge and we expect to continue to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. However, a portion of our royalty and royalty-related revenues under our collaboration with Genentech will be paid to the Purchasers, pursuant to the Oberland Purchase Agreement. The Oberland Purchase Agreement will terminate upon the earlier to occur of (i) the date on which Curis Royalty’s rights to receive the Purchased Receivables owed by Genentech under the Genentech collaboration agreement have terminated in their entirety and (ii) the date on which payment in full of the put/call price is received by the Purchasers pursuant to the Purchasers’ exercise of their put option or Curis Royalty’s exercise of its call right. For additional information regarding the terms and termination provisions of this agreement, see Note 9, “Liability Related to the Sale of Future Royalties,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K.
We could receive additional milestone payments from Genentech, provided that contractually specified development and regulatory objectives are met. Also, we could receive milestone payments from the Purchasers, provided that contractually specified royalty payment amounts are met within applicable time periods. Our only source of revenues and/or cash flows from operations for the foreseeable future will be royalty payments that are contingent upon the continued commercialization of Erivedge under our collaboration with Genentech, and contingent cash payments for the achievement of clinical, development and regulatory objectives, if any, that are met, under our collaboration with Genentech. Our receipt of additional payments under our collaboration with Genentech cannot be assured, nor can we predict the timing of any such payments, as the case may be.
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
•sublicense payments;
•the costs of supplies and reagents;
•occupancy and depreciation charges;
•certain payments that we make to Aurigene under our collaboration agreement, including, for example, option exercise fees and milestone payments; and
•payments that we are obligated to make to certain third-party university licensors upon our receipt of payments from Genentech related to the achievement of clinical development and regulatory objectives under our collaboration agreement.
We expense research and development costs as incurred. We are currently incurring research and development costs under our Hedgehog signaling pathway antagonist collaboration with Genentech related to the maintenance of third-party licenses to certain background technologies.
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
We have recorded employee and director stock-based compensation expense of $2.7 million and $2.7 million for the years ended December 31, 2020 and 2019, respectively.
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

Results of Operations (all amounts rounded to the nearest thousand)
Years Ended December 31, 2020 and December 31, 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and December 31, 2019:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2020	2019	2020 v. 2019
Revenues	$10,835	$10,004	8%
Cost of royalty revenues	534	503	6%
Research and development	23,068	22,302	3%
General and administrative	12,131	11,555	5%
Total other expense, net	5,010	7,785	(36)%
Net loss	$(29,908)	$(32,141)	(7)%

Revenues
Total revenues are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2020	2019	2020 v. 2019
Royalties	$10,724	$10,418	3%
Other revenue	214	—	n/a
Contra revenue, net	(103)	(414)	(75)%
Total revenues, net	$10,835	$10,004	8%
Total revenues increased by $0.8 million, or 8%, to $10.8 million for the year ended December 31, 2020 as compared to $10.0 million for the year ended December 31, 2019, primarily related to a decrease in the reserve for contractual royalty reductions arising from Genentech and Roche’s net sales of Erivedge. Other revenue related to sub-license revenues earned in 2020.
Cost of Royalty Revenues. Cost of royalty revenues remained consistent at $0.5 million for the years ended December 31, 2020 and 2019. These amounts primarily relate to payments to university licensors on royalties that Curis Royalty earns on Genentech’s net sales of Erivedge.
Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2020	2019	2020 v. 2019
Direct research and development expenses	$14,746	$15,011	(2)%
Employee-related expenses	6,418	5,629	14%
Facilities, depreciation and other expenses	1,904	1,662	15%
Total research and development expenses	$23,068	$22,302	3%
Our total research and development expenses increased by $0.8 million, or 3%, to $23.1 million for the year ended December 31, 2020, as compared to $22.3 million for the prior year. Direct research and development expenses decreased by $0.3 million for the year ended December 31, 2020 as compared to the prior year period primarily due to reduced clinical and manufacturing costs for CA-170 and fimepinostat, partially offset by $2.3 million in costs related to our option and license agreement with ImmuNext and increased clinical and manufacturing costs for CA-4948 and CI-8993.
We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance our programs, including clinical and preclinical development costs, manufacturing, option exercise fees, and potential payments upon achievement of certain milestones.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2020	2019	2020 v. 2019
Personnel	$4,325	$3,705	17%
Occupancy and depreciation	695	580	20%
Legal services	2,218	2,020	10%
Professional and consulting services	1,621	1,842	(12)%
Insurance costs	518	453	14%
Stock-based compensation	1,967	2,083	(6)%
Other general and administrative expenses	787	872	(10)%
Total general and administrative expenses	$12,131	$11,555	5%
General and administrative expenses increased by $0.6 million, or 5%, for the year ended December 31, 2020 as compared to the prior year. The increase in general administrative expense was driven primarily by an increase in personnel, legal and occupancy related costs as compared to 2019. These increases were partially offset by a reduction in stock-based compensation expense, professional and consulting fees and other expenses as compared to 2019.
Other Expense
Other expense, net, was $5.0 million for the year ended December 31, 2020, as compared to $7.8 million for the same period in 2019. Net other expense for the year ended December 31, 2020 primarily consisted of $5.1 million of imputed interest expense related to future royalty payments, partially offset by $0.1 million of interest income. Net other expense for the year ended December 31, 2019 primarily included a loss on extinguishment of debt of $3.5 million and imputed interest expense of $4.1 million.
As a result of the foregoing, we incurred a net loss of $29.9 million for the year ended December 31, 2020 and $32.1 million for the year ended December 31, 2019.
Liquidity and Capital Resources
We have financed our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments and research and development funding from our corporate collaborators, debt financings, and the monetization of certain royalty rights. See “Funding Requirements” and Note 1 “Nature of Business” for a further discussion of our liquidity.
At December 31, 2020, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $183.1 million, excluding our restricted cash of $0.8 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase. Our investments short and long-term primarily include commercial paper and securities. We maintain cash balances with financial institutions in excess of insured limits.
Common Stock Purchase Agreement
In February 2020, we entered into a common stock purchase agreement, or the Purchase Agreement, for the sale of up to $30.0 million of our common stock with Aspire Capital Fund, LLC, or Aspire Capital. Under the terms of the Purchase Agreement, Aspire Capital made an initial investment of $3.0 million through the purchase of 2,693,965 shares of our common stock. In addition, Aspire Capital committed to purchase shares of our common stock, at our request from time to time during a 30-month period at prices based on the market price at the time of each sale, subject to specified terms and limitations. As consideration for Aspire Capital’s obligation under the Purchase Agreement, we issued 646,551 shares of our common stock to Aspire Capital as a commitment fee. We also entered into a registration rights agreement with Aspire Capital in connection with our entry into the Purchase Agreement setting forth our obligation to maintain an effective registration statement covering any shares of common stock sold or to be sold to Aspire Capital, subject to the terms of the registration rights agreement.
To date, we have received gross proceeds of $8.4 million from our sales of common stock to Aspire Capital and the remaining balance of common stock available to be sold pursuant to the Purchase Agreement is $21.6 million. The extent to which we utilize the Purchase Agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the Purchase Agreement on any given day and during the term of the agreement is subject to certain limitations and restrictions. We have the right to sell up to 150,000 shares of common stock per day to Aspire Capital, which total may be increased by mutual agreement up to an additional 2,000,000 shares per day.
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
Equity Offerings
On July 2, 2015, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which we could sell from time to time up to $30.0 million of our common stock through an “at-the-market” equity offering program, under which Cowen was to act as sales agent. We terminated this sales agreement in March 2020. As of the termination date, we had sold an aggregate of 420,796 shares of common stock pursuant to this sales agreement, for net proceeds of $6.2 million and no further sales may be made under this sales agreement.
On March 4, 2020, we entered into a Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC , or JonesTrading, to sell from time to time up to $30.0 million of our common stock through an “at the market offering” program under which JonesTrading acted as sales agent. We terminated this sales agreement effective as of December 9, 2020. We did not incur any termination penalties as a result of the termination. As of the effective date of the termination of this sales agreement, we had sold an aggregate of 6,298,648 shares of common stock under the sales agreement for aggregate gross proceeds of $8.3 million and net proceeds of $7.9 million, after deducting commissions and offering expenses. The $21.7 million of common stock that remained unsold under this sales agreement at the time of termination is no longer available.
In June 2020, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we issued and sold, in a registered direct offering, an aggregate of 14,000,000 shares of our common stock at a purchase price per share of $1.25, for aggregate gross proceeds of $17.5 million, before deducting fees of approximately $1.0 million paid to the placement agent and other offering expenses of approximately $0.5 million paid by us. JonesTrading acted as the exclusive placement agent for the transaction, and we offered the shares pursuant to our universal shelf registration statement on Form S-3, or the 2018 Shelf, which was filed with the SEC on May 3, 2018 and declared effective by the SEC on May 17, 2018 (File No. 333-224627), and a prospectus supplement thereunder.
In December 2020, we completed an underwritten public offering of 29,500,000 shares of our common stock, including 3,847,826 shares issued and sold upon the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $5.75 per share, for aggregate gross proceeds of $169.6 million before deducting underwriting discounts and commissions and other offering expenses of $10.2 million. The securities in this transaction were offered pursuant to the 2018 Shelf and an additional registration statement on Form S-3 (File No. 333-251211) filed pursuant to Rule 462(b) which became automatically effective on December 9, 2020, and a prospectus supplement thereunder.
On March 16, 2021, we entered into a Sales Agreement with Cantor Fitzgerald & Co., or Cantor, and JonesTrading Institutional Services LLC, or JonesTrading, to sell from time to time up to $100.0 million of our common stock through an “at the market offering” program under which Cantor and JonesTrading act as sales agents. To date, we have not made any sales of common stock pursuant to the sales agreement.
Debt Financing
On April 21, 2020, we entered into a promissory note evidencing an unsecured $0.9 million loan, or the PPP Loan, under the Paycheck Protection Program, or PPP, of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. As of December 31, 2020, the Company recorded short- and long-term debt related to the PPP Loan of $0.6 million and $0.3 million, respectively. As of December 31, 2019, the Company had no debt.
The PPP Loan was made by Silicon Valley Bank, or SVB. The term of the PPP Loan is 24-months. The interest rate on the PPP Loan is 1%. Interest and principal payments have been deferred to the third quarter of 2021. We may prepay the PPP Loan at any time without payment of penalty or premium. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties or provisions of the promissory note, and cross-default provisions. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts we owe, and/or filing suit and obtaining judgment against us.
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
Royalty Interest Purchase Agreement
On March 22, 2019, we and Curis Royalty entered into the royalty interest purchase agreement, or Oberland Purchase Agreement with the Purchasers. We sold to the Purchasers a portion of our rights to receive royalties from Genentech on potential net sales of Erivedge.
As upfront consideration for the purchase of the royalty rights, at closing the Purchasers paid to Curis Royalty $65.0 million less certain transaction expenses. Curis Royalty will also be entitled to receive up to approximately $70.7 million in milestone payments based on sales of Erivedge as follows: (i) $17.2 million if the Purchasers and Curis Royalty receive aggregate royalty payments pursuant to the Oberland Purchase Agreement in excess of $18.0 million during the calendar year 2021, subject to certain exceptions and (ii) $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026. For further discussion please refer to Note 9. to our consolidated financial statements included in Part II, Item 8, "Liability Related to the Sale of Future Royalties."
Milestone Payments and Monetization of Royalty Rights
We have received aggregate milestone payments totaling $59.0 million under our collaboration with Genentech since 2012. In addition, we began receiving royalty revenues in 2012 in connection with Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. Erivedge royalty revenues received after December 2012 have been used to repay Curis Royalty’s outstanding principal and interest under the loans due to BioPharma-II and HealthCare Royalty. A portion of Erivedge royalty and royalty-related revenue payments will be paid to the Purchasers pursuant to the Oberland Purchase Agreement. We also remain entitled to receive any contingent payments upon achievement of clinical development objectives and royalty payments related to sales of Erivedge pursuant to our collaboration agreement with Genentech and certain contingent payments upon achievement of contractually specified royalty revenue payment amounts related to sales of Erivedge pursuant to the Oberland Purchase Agreement. Upon receipt of any such payments, as well as on royalties received in any territory other than Australia, we are required to make payments to certain university licensors totaling 5% of these amounts. In addition, for royalties that Curis Royalty receives from Roche’s sales of Erivedge in Australia, we were obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until the expiration of the patent in April 2019. After April 2019, the amount we are obligated to pay decreased to 5% of the royalty payments that Curis Royalty receives from Genentech.
Cash Flows
Cash flows for operations have primarily been used for salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods.
Net cash used in operating activities of $25.7 million during the year ended December 31, 2020 was primarily the result of our net loss for the period of $29.9 million, partially offset by non-cash charges primarily consisting of $2.7 million in stock-based compensation. In addition, accounts payable and accrued and other liabilities increased $1.0 million, accounts receivable decreased $0.2 million related to an increase in fourth quarter 2020 Erivedge royalties and prepaid expenses and other assets increased $0.2 million.
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
Investing activities used cash of $49.0 million for the year ended December 31, 2020 and $4.5 million for the year ended December 31, 2019 respectively. These changes primarily resulted from net investment activity from purchases and sales or maturities of investments for those respective periods. The increase in purchases of investments during the year ended December 31, 2020 resulted primarily from the investment of cash proceeds from the public offering of common stock in December 2020.
Financing activities provided cash of $188.8 million for the year ended December 31, 2020. This was primarily due to the $159.4 million in net proceeds we received from the public offering of our common stock in December 2020, $16.0 million in net proceeds from our registered direct offering in June 2020, aggregate net proceeds of $8.1 million under our sales agreement with Aspire Capital, aggregate net proceeds of $7.9 million under our prior sales agreement with JonesTrading, aggregate net proceeds of $0.8 million from the issuance of common stock under our equity compensation plans and net proceeds of $0.9 million from the PPP Loan. In addition, we made payments of $4.3 million related to the royalty interest purchase agreement with Oberland Capital.
Financing activities used cash of $23.3 million for the year ended December 31, 2019. This was primarily due to the $65.0 million in gross proceeds we received from Oberland Capital which was partially offset by $37.2 million in payments made to terminate our credit agreement with HealthCare Royalty Partners. For more information, see Note 9, “Liability Related to the Sale of Future Royalties,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K. In addition, we made payments of $2.2 million related to the royalty interest purchase agreement with Oberland Capital and we made principal payments on Curis Royalty's loan with HealthCare Royalty of $1.8 million and received $0.1 million in proceeds from the sale of common stock related to our stock-based compensation plans.
Funding Requirements
We have incurred significant losses since our inception. As of December 31, 2020, we had an accumulated deficit of approximately $1.0 billion. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for CA-4948 and CI-8993 as well as development candidates we have and continue to license under our collaborations with Aurigene and ImmuNext. We will require substantial additional capital to fund the further development of these programs, as well as to fund our general and administrative costs and expenses. Moreover, our agreements with collaborators impose significant potential financial obligations on us. For example, under our collaboration, license and option agreement with Aurigene, we are required to make milestone, royalty and option fee payments for discovery, research and preclinical development programs that will be performed by Aurigene, which impose significant potential financial obligations on us. In addition, if we choose to exercise our option under the option and license agreement with ImmuNext, or the ImmuNext Agreement, we will be required to make milestone, royalty, and option fee payments in connection with the development of CI-8993.
Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments of $183.1 million as of December 31, 2020, should enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. If we are unable to obtain sufficient funding, we will be forced to delay, reduce in scope or eliminate some of our research and development programs, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, any of our product candidates, which could adversely affect our business prospects and our ability to continue operations, and would have a negative impact on our financial condition and our ability to pursue our business strategies. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us, or at all. Furthermore, high volatility in the capital markets resulting from the COVID-19 pandemic has had, and could continue to have, a negative impact on the price of our common stock, and could adversely impact our ability to raise additional funds. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. Our failure to raise capital through a financing or strategic alternative as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise sufficient capital we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
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
Contractual Obligations
As of December 31, 2020 we had contractual obligations and other commitments as follows:

	Payment Due By Period (amounts in 000’s)
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Operating lease obligations (1)	$8,762	$2,256	$2,322	$2,463	$1,721
Outside service obligations (2)	737	433	304	—	—
Licensing obligations (3)	334	316	18	—	—
Total future obligations	$9,833	$3,005	$2,644	$2,463	$1,721

(1)On December 1, 2019, we entered into a new lease for our administrative, research and development requirements located at 128 Spring Street in Lexington, Massachusetts consisting of 21,772 square feet. The lease will expire in seven years from the commencement date which occurred in the second quarter of 2020. In addition to the base rent, we are responsible for our share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. Amounts include contractual rent payments as defined in the agreement.
(2)Outside service obligations consist of agreements we have with outside labs, consultants and various other service organizations. Obligations to clinical research organizations, medical centers and hospitals conducting our clinical trials are included in our financial statements for costs incurred as of December 31, 2020. Our obligations under these types of arrangements are limited to actual costs incurred for services performed and do not include any contingent or milestone payments.
(3)Licensing obligations include only obligations that are known to us as of December 31, 2020. In the future, we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales, and other specified objectives. These future obligations, including those related to Aurigene, Genentech, ImmuNext, Debiopharm and LLS, are not reflected in the table above as these payments are contingent upon achievement of developmental and commercial milestones, the likelihood and timing of which cannot be reasonably estimated at this time. These contingent obligations are further described under the “Our Collaborations and License Agreements” section.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2020.
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
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.
ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our board of directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment our management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.
Based on our assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report on internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report on internal control over financial reporting in this annual report.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Curis, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Curis, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Liability related to the sale of future royalties
As described in Note 9 to the consolidated financial statements, the Company entered into a royalty interest purchase agreement (“Oberland Purchase Agreement”) in 2019 with entities managed by Oberland Capital Management, LLC (“Oberland”). The Company sold to Oberland a portion of its rights to receive royalties from Genentech on potential net sales of Erivedge. As a result of the obligation to pay future royalties to Oberland, management recorded the proceeds from this transaction as a liability on its consolidated balance sheet that will be accounted for using the interest method over the estimated life of the Oberland Purchase Agreement. Management determined the fair value of the liability related to the sale of future royalties at the time of the Oberland Purchase Agreement to be $65.0 million. As of December 31, 2020, the liability related to the sale of future royalties was $58.2 million. The projected amount of royalty payments expected to be paid to Oberland involves the use of significant estimates and assumptions with respect to the revenue growth rate in the Company's projections of sales of Erivedge.
The principal considerations for our determination that performing procedures relating to the liability related to the sale of future royalties is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of the liability due to the significant amount of judgment by management when developing the estimate and (ii) significant audit effort was required in evaluating the revenue growth rate and in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures also included, among others, testing management’s process for estimating the fair value of the liability related to the sale of future royalties and testing management’s cash flow projections used to estimate the fair value of the liability. Testing management’s process included evaluating the appropriateness of the valuation method, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of the revenue growth rate significant assumption. Evaluating the reasonableness of the revenue growth rate involved (i) testing historical royalty payments received from Genentech, (ii) confirming information and amounts directly with Genentech, including evaluating this information for consistency with the contractual terms of the agreement, and (iii) testing management’s process for estimating future Erivedge sales by comparing prior period revenue estimates to actual revenue amounts based on payments received.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 16, 2021

We have served as the Company's auditor since 2002.

CURIS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$129,610	$15,430
Restricted cash, short-term	—	153
Short-term investments	38,884	5,113
Accounts receivable	3,043	3,244
Prepaid expenses and other current assets	1,215	1,063
Total current assets	172,752	25,003
Long-term investments	14,564	—
Property and equipment, net	663	154
Restricted cash, long-term	816	816
Operating lease right-of-use asset	6,578	149
Goodwill	8,982	8,982
Other assets	3	3
Total assets	$204,358	$35,107
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,166	$4,465
Accrued liabilities	3,625	1,910
Current portion of operating lease liability	1,731	166
Current portion of long-term debt	557	—
Total current liabilities	10,079	6,541
Long-term operating lease liability	5,040	—
Liability related to the sale of future royalties, net	58,235	62,477
Long-term debt, net	334	—
Total liabilities	73,688	69,018
Stockholders’ equity (deficit):
Common stock, $0.01 par value—151,875,000 shares authorized, 91,502,461 shares issued and outstanding at December 31, 2020; 101,250,000 shares authorized, 33,241,793 shares issued and outstanding at December 31, 2019	915	332
Additional paid-in capital	1,176,647	982,738
Accumulated deficit	(1,046,889)	(1,016,981)
Accumulated other comprehensive loss	(3)	—
Total stockholders’ equity (deficit)	130,670	(33,911)
Total liabilities and stockholders’ equity (deficit)	$204,358	$35,107

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Years Ended December 31,
	2020	2019
Revenues, net:
Royalties	$10,724	$10,418
Other revenue	214	$—
Contra revenue, net	(103)	(414)
Total revenues, net	10,835	10,004
Costs and expenses:
Cost of royalties	534	503
Research and development	23,068	22,302
General and administrative	12,131	11,555
Total costs and expenses	35,733	34,360
Loss from operations	(24,898)	(24,356)
Other expense:
Loss on debt extinguishment	—	(3,495)
Interest income	63	614
Imputed interest expense related to the sale of future royalties	(5,095)	(4,055)
Interest expense, debt	—	(791)
Other income (expense), net	22	(58)
Total other expense	(5,010)	(7,785)
Net loss	$(29,908)	$(32,141)
Net loss per common share (basic and diluted)	$(0.61)	$(0.97)
Weighted average common shares (basic and diluted)	48,670,381	33,180,516
Comprehensive loss:
Unrealized net loss on marketable securities	$(3)	$—
Total comprehensive loss	$(29,911)	$(32,141)

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
December 31, 2018	33,159,253	332	980,012	(984,840)	—	(4,496)
Issuances of common stock upon the exercise of stock options and for purchases under the ESPP	91,013	—	68	—	—	68
Recognition of stock-based compensation	—	—	2,658	—	—	2,658
Cancellation of restricted stock awards	(8,473)	—	—	—	—	—
Net loss	—	—	—	(32,141)	—	(32,141)
Balance, December 31, 2019	33,241,793	$332	$982,738	$(1,016,981)	$—	$(33,911)
Recognition of stock-based compensation	—	—	2,698	—	—	2,698
Issuances of common stock upon the exercise of stock options and for purchases under the ESPP	80,544	—	58	—	—	58
Issuance of stock in connection with Aspire Capital Agreement, net of issuance costs	7,990,516	81	8,018	—	—	8,099
Issuance of shares in connection with Capital on Demand™ Sales Agreement, net of issuance costs	6,298,648	63	7,851	—	—	7,914
Issuance of stock under registered direct offering, net of issuance costs	14,000,000	140	15,825	—	—	15,965
Issuance of common stock under registration statement, net of issuance costs	29,500,000	295	158,736	—	—	159,031
Exercise of stock options	390,960	4	723	—	—	727
Unrealized loss on marketable securities	—	—	—	—	(3)	(3)
Net loss	—	—	—	(29,908)	—	(29,908)
December 31, 2020	91,502,461	$915	$1,176,647	$(1,046,889)	$(3)	$130,670
The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(29,908)	$(32,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144	125
Non-cash lease expense	177	(45)
Stock-based compensation expense	2,698	2,658
Amortization of debt issuance costs	—	8
Non-cash imputed interest expense related to the sale of future royalties	45	287
Non-cash interest expense (income) on investments	33	(64)
Loss on extinguishment of debt	—	3,495
Loss on disposal of fixed assets	24	29
Changes in operating assets and liabilities:
Accounts receivable	201	(380)
Prepaid expenses and other assets	(153)	(237)
Accounts payable and accrued and other liabilities	1,000	60
Total adjustments	4,169	5,936
Net cash used in operating activities	(25,739)	(26,205)
Cash flows from investing activities:
Purchases of investments	(53,449)	(11,465)
Sales and maturities of investments	5,078	7,050
Purchases of property and equipment	(677)	(41)
Net cash used in investing activities	(49,048)	(4,456)
Cash flows from financing activities:
Proceeds from PPP Loan	891	—
Proceeds of Aspire Capital Agreement, net of issuance costs	8,099	—
Proceeds of registered direct offering	17,500	—
Payment of issuance costs for registered direct offering	(1,535)	—
Proceeds from issuance of common stock associated with Capital on DemandTM Sales Agreement	8,176	—
Payment of issuance costs associated with Capital on DemandTM Sales Agreement	(262)	—
Proceeds from public offering of common stock, net of offering costs	159,447	—
Proceeds from royalty interest purchase agreement with Oberland Capital Management	—	65,000
Payment of transaction costs on royalty interest purchase agreement	—	(584)
Proceeds from issuance of common stock under the Company’s stock-based compensation plans	785	68
Payment of liability of future royalties, net of imputed interest	(4,287)	(2,226)
Payment on termination of credit agreement with HealthCare Royalty Partners, III, L.P.	—	(37,162)
Payments made on Curis Royalty’s debt	—	(1,825)
Net cash provided by financing activities	188,814	23,271
Net (decrease) increase in cash and cash equivalents and restricted cash	114,027	(7,390)
Cash and cash equivalents and restricted cash, beginning of period	16,399	23,789
Cash and cash equivalents and restricted cash, end of period	$130,426	$16,399
Supplemental cash flow data:
Issuance costs in accounts payable	416	—
Non-cash commitment shares issued to Aspire Capital	900	—
Cash paid for interest	5,050	4,716
Right-of-use assets obtained in exchange for lease liabilities	7,169	—
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(1)Nature of Business
Curis, Inc. is a biotechnology company focused on the development of first-in-class and innovative therapeutics for the treatment of cancer. Throughout these consolidated financial statements, Curis, Inc. and our wholly owned subsidiaries are collectively referred to as “the Company,” “Curis,” “we,” “us,” or “our.”
The Company conducts its research and development programs both internally and through strategic collaborations. The Company’s clinical stage drug candidates:
•CA-4948, a small molecule inhibitor of Interleukin-1 receptor-associated kinase 4, or IRAK4, which is currently undergoing testing in a Phase 1 open-label dose escalating clinical trial in patients with non-Hodgkin lymphomas and a separate Phase 1 open-label, single arm dose escalating trial in patients with acute myeloid leukemia and myelodysplastic syndromes. Both trials were ongoing as of December 31, 2020.
•CI-8993, a monoclonal antibody designed to antagonize the V-domain Ig suppressor of T cell activation (“VISTA”) signaling pathway. In June 2020, the Company announced that the U.S. Food and Drug Administration, or FDA, had cleared its Investigational New Drug (“IND”) application for CI-8993. In September 2020, enrollment for a Phase 1a/1b trial in patients with solid tumors commenced. The Company has an option to license CI-8993 from ImmuNext, Inc. ("ImmuNext").
The Company’s pipeline also includes the following:
•Fimepinostat, a small molecule that potently inhibits the activity of histone deacetylase and phosphotidyl-inositol 3 kinase enzymes, which has been granted Orphan Drug Designation and Fast Track Designation for the treatment of MYC-altered diffuse large B-cell lymphoma, by the FDA in April 2015 and May 2018, respectively. The Company is currently evaluating future studies for fimepinostat.
•CA-170, a small molecule antagonist of VISTA and PDL1, for which the Company announced initial data from a clinical study in patients with mesothelioma, in conjunction with the Society of lmmunotherapy of Cancer conference in November 2019. Based on this data, no further patients will be enrolled in the study. The Company is currently evaluating future studies for CA-170.
•CA-327, a small molecule antagonist of TIM3 and PDL1, is a pre- IND stage oncology drug candidate.
The Company is party to a collaboration with Genentech Inc. (“Genentech”), a member of the Roche Group, under which Genentech and F. Hoffmann-La Roche Ltd (“Roche”) are commercializing Erivedge® (vismodegib), a first-in-class orally administered small molecule Hedgehog signaling pathway antagonist. Erivedge is approved for the treatment of advanced basal cell carcinoma (“BCC”).
In January 2015, the Company entered into an exclusive collaboration, with Aurigene Discovery Technologies Limited (“Aurigene”) for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology, which was amended in September 2016 and February 2020.

As of December 31, 2020, the Company had licensed four programs under the Aurigene collaboration.
•IRAK4 Program - a precision oncology program of small molecule inhibitors of IRAK4. The development candidate is CA-4948, an orally available small molecule inhibitor of IRAK4.
•PD1/VISTA Program - an immuno-oncology program of small molecule antagonists of PD1 and VISTA immune checkpoint pathways. The development candidate is CA-170, an orally available small molecule antagonist of VISTA and PDL1.
•PD1/TIM3 Program - an immuno-oncology program of small molecule antagonists of PD1 and TIM3 immune checkpoint pathways. The development candidate is CA-327, an orally available small molecule antagonist of PDL1 and TIM3.
•In March 2018, the Company exercised its option to license a fourth program, which is an immuno-oncology program.
The COVID-19 pandemic, which began in December 2019, has had and may continue to have an adverse effect on the Company’s business, financial condition, results of operations, and prospects. With respect to ongoing clinical trials, the anticipated timing of enrollment and the overall timelines of the trials have experienced delays and could be further delayed to the extent the Company experiences further delays in enrollment due to the COVID-19 pandemic and the Company’s ability to collect patient data in a timely fashion may also be impacted. The Company is also experiencing delays in closing down its clinical trial sites related to its fimepinostat and CA-170 trials due to restrictions on non-essential workers imposed at those sites in response to COVID-19, which has delayed the winding down of these trials and may result in additional costs and expenses. In addition, the Company and its collaborators, third-party contract manufacturers, contract research organizations and clinical sites could experience delays or disruptions in supply and release of product candidates and/or procuring items that are essential for its research and development activities, including, for example, raw materials used in the manufacturing of its product candidates, basic medical and laboratory supplies used in its clinical trials or preclinical studies, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. The Company cannot be certain what the overall impact of the COVID-19 pandemic will be on its business.
The Company is subject to risks common to companies in the biotechnology industry as well as risks that are specific to the Company’s business, including, but not limited to: the Company’s ability to obtain adequate financing to fund its operations; the Company’s ability to advance and expand its research and development programs; the impacts of the COVID-19 pandemic and responsive actions related thereto; the Company’s relationship with Aurigene to support development of drug candidates under the parties’ collaboration agreement; the Company’s reliance on Roche and Genentech to successfully commercialize Erivedge in the approved indication of advanced BCC and to progress its clinical development in indications other than BCC; the ability of the Company and its wholly owned subsidiary, Curis Royalty, LLC (“Curis Royalty”) to satisfy the terms of the royalty interest purchase agreement (the “Oberland Purchase Agreement”) with TPC Investments I LP and TPC Investments II LP, referred to as the Purchasers, each of which is a Delaware limited partnership managed by Oberland Capital Management, LLC, and Lind SA LLC, referred to as the Agent, a Delaware limited liability company managed by Oberland Capital Management, LLC, as collateral agent for the Purchasers; the Company’s ability to obtain and maintain necessary intellectual property protection; development by the Company’s competitors of new or better technological innovations; the Company's dependence on key personnel; the Company’s ability to comply with regulatory requirements; the Company's ability to obtain and maintain applicable regulatory approvals and commercialize any approved product candidates; the Company’s ability to execute on its overall business strategies and the Company’s ability to maintain its listing on the Nasdaq Global Stock Market.
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
The Company will require substantial funds to maintain research and development programs and support operations. The Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2020, the Company had an accumulated deficit of approximately $1.0 billion, incurred a loss of $29.9 million and used $25.7 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company anticipates that its $183.1 million of existing cash, cash equivalents and investments at December 31, 2020 will be sufficient to fund operations for at least 12 months from the date of issuance of these financial statements.
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
(2)Summary of Significant Accounting Policies
(a)Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”) and include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated and determined that there are no conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued.

(b)Use of Estimates and Assumptions
The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of revenue, expenses and certain assets and liabilities at the balance sheet date. Such estimates include revenue recognition, including estimates related to the performance obligations under the Company’s collaboration agreements; the estimated repayment term of the Company’s debt and related short and long-term classification; the collectability of receivables; the carrying value of property and equipment and goodwill; the assumptions used in the Company’s valuation of stock-based compensation and the value of certain investments and liabilities. Actual results may differ from such estimates.
The extent to which COVID-19 has had and may continue to have impacts on the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business responses to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2020 and through the date of this report. The Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
(c)Cash Equivalents, Restricted Cash, and Investments
Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. All other liquid investments are classified as marketable securities.
The Company classified $0.8 million and $1.0 million of its cash as restricted cash, as of December 31, 2020 and December 31, 2019. This amount represents the security deposit delivered to the respective landlords of the Company's current and former Lexington, Massachusetts headquarters.
The Company's combined cash and restricted cash balances were $130.4 million and $16.4 million as of December 31, 2020 and December 31, 2019, as presented on the Company's Consolidated Statements of Cash Flows.
The Company’s short-term investments are marketable debt securities with original maturities of greater than three months from the date of purchase, but less than twelve months from the balance sheet date, and long-term investments are marketable debt securities with original maturities of greater than twelve months from the balance sheet. Marketable securities consist of commercial paper, corporate bonds and notes, and/or government obligations. All of the Company’s investments have been designated available-for-sale and are stated at fair value. Unrealized gains and temporary losses on investments are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ deficit. Realized gains and losses, dividends and interest income are included in other income (expense) in the period during which the securities are sold. Any premium or discount arising at purchase is amortized and/or accreted to interest income.
(d)Concentrations and Significant Customer Information
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company’s credit risk related to investments is reduced as a result of the Company’s policy to limit the amount invested in any one issue. As of December 31, 2020, the Company did not have a material concentration in any single investment.
The Company's operations are located entirely within the U.S. The Company focus is primarily on the development of first-in-class and innovative therapeutics for the treatment of cancer. The Company's customer, Genentech, accounted for 98% and 100% of the total gross revenues for December 31, 2020 and December 31, 2019, respectively.
The Company’s accounts receivable at December 31, 2020 and December 31, 2019 represents amounts due from collaborators, primarily for royalties earned on sales of Erivedge by Genentech and Roche.
The Company relies on third-parties to supply certain raw materials necessary to produce its drug candidates, including CA-4948, CI-8993, and fimepinostat, for preclinical studies and clinical trials. There are a small number of suppliers for certain raw materials that the Company uses to manufacture its drug candidates.

(e)Long-Lived Assets Other than Goodwill
    Long-lived assets other than goodwill consist of property and equipment. The Company applies the guidance in FASB Codification Topic 360-10-05, Impairment or Disposal of Long-Lived Assets. If it were determined that the carrying value of the Company’s other long-lived assets might not be recoverable based upon the existence of one or more indicators of impairment, the Company would measure an impairment based on the difference between the carrying value and fair value of the asset. The Company did not recognize any material impairment charges for the years ended December 31, 2020 or December 31, 2019.
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
(f)Leases
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
The FASB subsequently issued the following amendments to ASU 2016-02 that have the same effective date and transition date: ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, and ASU No. 2019-01, Leases (Topic 842): Codification Improvements. The Company adopted these amendments with ASU 2016-02 (collectively, the new leasing standards) effective January 1, 2019.
The Company adopted the leasing standards using the modified retrospective transition approach, as of January 1, 2019, with no restatement of prior periods or cumulative adjustment to retained earnings. Upon adoption, the Company elected the package of transition practical expedients, which allowed Curis to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. The Company also made an accounting policy election to not recognize leases with an initial term of 12 months or less within its consolidated balance sheets and to recognize those lease payments on a straight-line basis in its consolidated statements of income over the lease term. Upon adoption of the leasing standard Curis recognized an operating lease asset of approximately $1.0 million and a corresponding operating lease liability of approximately $1.1 million. The adoption of the leasing standard did not have an impact on the consolidated statement of income.
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
(g)Goodwill

As of both December 31, 2020 and December 31, 2019, the Company had recorded goodwill of $9.0 million. The Company applies the guidance in the FASB Codification Topic 350, Intangibles—Goodwill and Other. During each of December 31, 2020 and December 31, 2019, the Company completed its annual goodwill impairment tests and determined that the Company represented a single reporting unit and as of those dates the fair value of the Company exceeded the carrying value of its net assets. Accordingly, no goodwill impairment was recognized for the years ended December 31, 2020 and December 31, 2019.
(h)Revenue Recognition
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
Royalty Revenue
Since the first quarter of 2012, the Company has recognized royalty revenues related to Genentech’s and Roche’s sales of Erivedge. For arrangements that include sales based royalties, including milestone payments based on the level of sales, and where the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company expects to continue recognizing royalty revenue from Genentech’s sales of Erivedge in the U.S. and in other markets where Genentech and Roche successfully obtain marketing approval, if any (see Note 11). However, a portion of potential Erivedge royalties will be paid to the Purchasers pursuant to the Oberland Purchase Agreement (see Note 9).
Contra Revenue, Net
Contra revenue, net represents shared costs, primarily related to intellectual property, with the Company's collaboration partners, and reserves for potential royalty reductions.
With respect to each of the foregoing areas of revenue recognition, the Company exercises significant judgment in determining whether an arrangement contains multiple elements, and, if so, how much revenue is allocable to each element. In addition, the Company exercises its judgment in determining when its significant obligations have been met under such agreements and the specific time periods over which the Company recognized revenue, such as non-refundable, up-front license fees. To the extent that actual facts and circumstances differ from the Company's initial judgments, its revenue recognition with respect to such transactions would change accordingly and any such change could affect the Company's reported financial results.
(i)Cost of Royalties
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
(j)Research and Development
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
(k)Basic and Diluted Loss per Common Share
Basic and diluted net losses per share were determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for all periods presented.

	For the Year Ended December 31,
	2020	2019
Stock options outstanding	8,668,005	6,158,026
Total antidilutive securities	8,668,005	6,158,026

(l)Stock-Based Compensation
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
(m)Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired.
(n)Segment Reporting
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
(o)Interest Expense on Liability related to the Sale of Future Royalties
In March 2019 the Company entered into the Oberland Purchase Agreement with Oberland Capital. Pursuant to the terms of the Oberland Purchase Agreement the Company sold to Oberland a portion of its rights to receive royalties from Genentech on potential net sales of Erivedge. As a result of the obligation to pay future royalties to Oberland, the Company recorded the proceeds from this transaction as a liability on its Consolidated Balance Sheet that is accounted for using the interest method over the estimated life of the Oberland Purchase Agreement. As a result, the Company imputes interest on the transaction and records imputed interest expense at the estimated interest rate. The Company's estimate of the interest rate under the agreement is based on the amount of royalty payments expected to be received by Oberland over the life of the arrangement. On a quarterly basis, the Company assesses the expected royalty payments to Curis Royalty from Genentech using a combination of historical results and forecasts from market data sources. To the extent such payments are greater or less than the initial estimates or the timing of such payments is materially different than the original estimates, the Company will prospectively adjust the amortization of the liability.

(p)New Accounting Pronouncements
Recently Adopted
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, Fair Value Measurement, which modified the disclosure requirements for fair value measurement under ASC 820. The standard was effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. The Company adopted the standard effective January 1, 2020 with no material impact to its Consolidated Financial Statements.
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
In accordance with the fair value hierarchy, the following table shows the fair value as of December 31, 2020 and December 31, 2019 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value. No financial assets or liabilities are measured at fair value on a nonrecurring basis at December 31, 2020 and December 31, 2019.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
As of December 31, 2020
Cash equivalents:
Money market funds	$115,278	$—	$—	$115,278
Short-term investments:
Corporate commercial paper, bonds and notes	—	38,884	—	38,884
Long-term investments:
Corporate commercial paper, bonds and notes	—	14,564	—	14,564
Total assets at fair value	$115,278	$53,448	$—	$168,726

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
As of December 31, 2019
Cash equivalents:
Money market funds	$10,684	$—	$—	$10,684
US government obligations	—	550	—	550
Corporate commercial paper, stock, bonds and notes	—	300	—	300
Municipal bonds	—	90	—	90
Short-term investments:
Corporate commercial paper, stock, bonds and notes	—	5,113	—	5,113
Total assets at fair value	$10,684	$6,053	$—	$16,737

(4)Investments
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2020 are as follows:

(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes—short-term	$38,888	$—	$(4)	$38,884
Corporate bonds and notes—long-term	14,563	1	—	14,564
Total investments	$53,451	$1	$(4)	$53,448
The Company held no investments that have been in a continuous unrealized loss position for 12 months or longer. The Company evaluated its securities for other-than-temporary impairments based on quantitative and qualitative factors, and it considered the decline in market value for the applicable securities to be primarily attributable to current economic and market conditions. The Company will likely not be required to sell and does not intend to sell such securities before the recovery of its amortized cost bases. Based on the Company's analysis, it does not consider these investments to be other-than-temporarily impaired as of December 31, 2020.
Short-term investments have maturities ranging from one and twelve months with a weighted average maturity of 0.6 and at December 31, 2020. The weighted average maturity of long-term investments was 1.5 years at December 31, 2020.
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2019 are as follows:

(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes—short-term	$5,113	$—	$—	$5,113
Total investments	$5,113	$—	$—	$5,113
Short-term investments have maturities ranging from one and twelve months with a weighted average maturity of 0.1 years at December 31, 2019.
(5)Property and Equipment, Net
Property and equipment consist of the following:

	December 31,
(in thousands)	2020	2019
Laboratory equipment, computers and software	$1,736	$1,725
Leasehold improvements	214	185
Office furniture and equipment	779	331
	2,729	2,241
Less—Accumulated depreciation and amortization	(2,066)	(2,087)
Total	$663	$154

The Company recorded depreciation and amortization expense of $0.1 million for the years ended December 31, 2020 and December 31, 2019.
(6)Accrued Liabilities
Accrued liabilities consist of the following:

	December 31,
(in thousands)	2020	2019
Accrued compensation	$2,638	$1,413
Accrued license fees	375	—
Professional fees	307	289
Other	305	208
Total	$3,625	$1,910

(7)Leases and Commitments
(a)Operating Leases
The Company has a single lease for real estate, including laboratory and office space, and certain equipment. The lease for the current real estate property used for office, research and laboratory space located at 128 Spring Street in Lexington, Massachusetts commenced on May 1, 2020 which is the date when the property became available for use to the Company. In accordance with the accounting requirements under ASC 842, the lease obligation was not recorded until its commencement. In July 2020 the Company prospectively remeasured the lease as a result of the change to the timing of lease payments, the change was not material. The discount rate associated with the Company's right-of-use asset was 9.95%. The total cash obligation for the base rent over the seven year term of this lease is approximately $8.2 million, of which $0.7 million was paid during 2020.
All of the Company's leases qualify as operating leases. The following table summarizes the presentation in the Company's consolidated balance sheet for the operating leases:

Balance sheet location (in thousands)	As of December 31, 2020	As of December 31, 2019
Assets:
Operating lease right-of-use asset	$6,578	$149

Liabilities:
Operating lease liability - short-term	$1,731	$166
Operating lease liability - long-term	$5,040	$—
Total operating liability	$6,771	$166
The following table summarized the effect of lease costs in our consolidated statements of income.

Income statement location (in thousands)	Year ended December 31, 2020	Year ended December 31, 2019
Operating lease cost
Research and development	$1,061	$651
General and administrative	275	351
	1,336	$1,002

The Company’s lease payments for the next five years and thereafter is expected to be as follows:

Year Ending December 31,	(in thousands)
2021	$2,256
2022	1,144
2023	1,178
2024	1,213
2025	1,250
Thereafter	1,721
Total lease payments	$8,762
Less: interest	1,991
Present value of operating lease liabilities	$6,771

(b)License Agreements
In exchange for the right to use licensed technology in its research and development efforts, the Company has entered into various license agreements. These agreements generally stipulate that the Company pay an annual license fee and is obligated to pay royalties on future revenues, if any, resulting from use of the underlying licensed technology. Such revenues may include, for example, up-front license fees, contingent payments upon collaborators’ achievement of development and regulatory objectives, and royalties. In addition, some of the agreements commit the Company to make contractually defined payments upon the attainment of scientific or clinical milestones. The Company expenses these payments as they are incurred and expenses royalty payments as related future product sales or as royalty revenues are recorded. The Company accrues expenses for scientific and clinical objectives over the period that the work required to meet the respective objective is completed, provided that the Company believes that the achievement of such objective is probable. The Company did not incur license fee expenses within the “Research and development” line item of its “Costs and expenses” section of its consolidated statement of operations for the years ended December 31, 2020 or 2019. For the years ended December 31, 2020 and December 31, 2019, the Company also recognized $0.5 million and $0.5 million as cost of royalty revenues in its Consolidated Statements of Operations and Comprehensive Loss related to such obligations (see Note 11 (a)).
(8)Debt
On April 21, 2020, the Company entered into a promissory note evidencing an unsecured $0.9 million loan (the “PPP Loan”) under the Paycheck Protection Program (“PPP”), of the Coronavirus Aid, Relief, and Economic Security Act, (“CARES Act”).
The PPP Loan was made by Silicon Valley Bank (“SVB”). The term of the PPP Loan is 24-months. The interest rate on the PPP Loan is 1%. Interest and principal payments have been deferred to the third quarter of fiscal year 2021. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note, and cross-default provisions. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts the Company owes, and/or filing suit and obtaining judgment against the Company.
Under the terms of the CARES Act and the Paycheck Protection Program Flexibility Act of 2020, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. As of December 31, 2020, the Company recorded short- and long-term debt related to the PPP Loan of $0.6 million and $0.3 million, respectively. As of December 31, 2019 the Company had no debt.
(9)Liability Related to the Sale of Future Royalties
On March 22, 2019, the Company and Curis Royalty entered into the royalty interest purchase agreement (“Oberland Purchase Agreement”) with entities managed by Oberland Capital Management, LLC (the “Purchasers”). The Company sold to the Purchasers a portion of its rights to receive royalties from Genentech on potential net sales of Erivedge. Concurrently with the closing of the Oberland Purchase Agreement Curis Royalty used a portion of the proceeds to terminate and repay the then existing loan with Healthcare Royalty.
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
The Oberland Purchase Agreement provides that after the occurrence of an event of default as defined under the security agreement by Curis Royalty, the Purchasers shall have the option, for a period of 180 days, to require Curis Royalty to repurchase a portion of certain royalty and royalty related payments, excluding a portion of non-U.S. royalties retained by Curis Royalty, referred to as the Purchased Receivables, at a price, referred to as the Put/Call Price, equal to a percentage, beginning at a low triple digit percentage and increasing over time up to a low mid triple digit percentage of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. Additionally, Curis Royalty shall have the option at any time to repurchase the Purchased Receivables at the Put/Call Price as of the date of such repurchase. No events of default existed as of December 31, 2020.
As a result of the obligation to pay future royalties to Oberland, the Company recorded the proceeds from this transaction as a liability on its Consolidated Balance Sheet that will be accounted for using the interest method over the estimated life of the Oberland Purchase Agreement. As a result, the Company imputes interest on the transaction and records imputed interest expense at the estimated interest rate. The Company's estimate of the interest rate under the agreement is based on the amount of royalty payments expected to be received by Oberland over the life of the arrangement. The projected amount of royalty payments expected to be paid to Oberland involves the use of significant estimates and assumptions with respect to the revenue growth rate in the Company's projections of sales of Erivedge. The Company periodically assesses the expected royalty payments to Curis Royalty from Genentech using a combination of historical results and forecasts from market data sources. To the extent such payments are greater or less than its initial estimates or the timing of such payments is materially different than its original estimates, the Company will adjust the amortization of the liability.
The Company determined the fair value of the liability related to the sale of future royalties at the time of the Oberland Purchase Agreement to be $65.0 million, with a current effective annual imputed interest rate of 8.2%. The Company incurred $0.6 million of transaction costs in connection with the agreement. These transaction costs will be amortized to imputed interest expense over the estimated term of the Oberland Purchase Agreement. The Company determined that the fair value assessment of the liability related to the sale of future royalties is a Level 3 assessment within the valuation hierarchy.
The following table shows the activity with respect to the liability related to the sale of future royalties during the year ended December 31, 2020:

(in thousands)
Carrying value of liability related to the sale of future royalties at January 1, 2020	$62,477
Amortization of capitalized issuance costs	61
Imputed interest expense recognized for the year ended December 31, 2020	5,034
Less: payments to Oberland Capital, LLC	(9,337)
Carrying value of liability related to the sale of future royalties at December 31, 2020	$58,235
The following table shows the activity with respect to the liability related to the sale of future royalties during the year ended December 31, 2019:

(in thousands)
Liability related to the sale of future royalties at March 22, 2019	$65,000
Capitalized issuance costs, net	(584)
Imputed interest expense recognized for the year ended December 31, 2019	4,055
Less: payments to Oberland Capital, LLC	(5,994)
Carrying value of liability related to the sale of future royalties at December 31, 2019	$62,477

(10)Common Stock

(a)2020 Public Offering
In December 2020, the Company completed an underwritten public offering of 29,500,000 shares of the Company's common stock, including 3,847,826 shares issued and sold to the underwriters upon the exercise in full of their option to purchase additional shares, at a price of $5.75 per share, for aggregate gross proceeds of $169.6 million, before deducting placement agent fees and other offering expenses of $10.2 million. The securities in this transaction were offered pursuant to a shelf registration statement on Form S-3 (File No. 333-224627) that was filed with the United States Securities and Exchange Commission ("SEC") on May 3, 2018, and declared effective by the SEC on May 17, 2018 and an additional registration statement on Form S-3 (File No. 333-251211) filed pursuant to Rule 462(b) which became automatically effective on December 9, 2020.
(b)2020 Registered Direct Offering
In June 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold, in a registered direct offering, an aggregate of 14,000,000 shares of the Company's common stock at a purchase price per share of $1.25, for aggregate gross proceeds of $17.5 million, before deducting fees of $1.0 million paid to the placement agent and other offering expenses of $0.5 million paid by the Company. JonesTrading acted as the exclusive placement agent for the transaction, and the shares were offered by the Company pursuant to a universal shelf registration statement on Form S-3, which was filed with the SEC on May 3, 2018 and declared effective by the SEC on May 17, 2018 (File No. 333-224627), and a prospectus supplement thereunder.
(c)Charter Amendments
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
(d)2020 Sales Agreement with JonesTrading Institutional Services LLC
On March 4, 2020, the Company entered into a Capital on Demand™ Sales Agreement (the “Sales Agreement”) with JonesTrading to sell from time to time up to $30.0 million of the Company’s common stock through an “at-the-market” equity offering program under which JonesTrading acted as sales agent. Subject to the terms and conditions of the Sales Agreement, JonesTrading could sell the common stock by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the Nasdaq Global Market, on any other existing trading market for the common stock or to or through a market maker other than on an exchange. In addition, with the Company’s prior written approval, JonesTrading could also sell the common stock by any other method permitted by law, including in privately negotiated transactions.
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
The Company terminated this sales agreement effective as of December 9, 2020. The Company did not incur any termination penalties as a result of the termination. As of the effective date of the termination of the Sales Agreement, the Company had sold an aggregate of 6,298,648 shares of common stock under the sales agreement for aggregate gross proceeds of $8.3 million and net proceeds of $7.9 million after deducting commissions and offering expenses. The $21.7 million of common stock that remained unsold at the time of termination is no longer available.

(e)2021 Sales Agreement with Cantor Fitzgerald & Co. and JonesTrading Institutional Services LLC
On March 16, 2021, the Company entered into a sales agreement (the “2021 Sales Agreement”) with Cantor Fitzgerald & Co., or Cantor, and JonesTrading Institutional Services LLC , or JonesTrading, to sell from time to time up to $100.0 million of the Company’s common stock through an “at the market offering” program under which Cantor and JonesTrading act as sales agents. Subject to the terms and conditions of the 2021 Sales Agreement, Cantor and JonesTrading can sell the common stock by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

Pursuant to the terms of the 2021 Sales Agreement, the aggregate compensation payable to each of Cantor and JonesTrading is 3% of the gross proceeds from sales of the common stock sold by Cantor or JonesTrading, as applicable, pursuant to the 2021 Sales Agreement. Each party agreed in the 2021 Sales Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the 2021 Sales Agreement. To date, the Company has not made any sales of common stock pursuant to the 2021 Sales Agreement.
(a)Aspire Capital Fund LLC
On February 26, 2020, the Company entered into a common stock purchase agreement (the “Agreement”) for the sale of up to $30.0 million of the Company's common stock with Aspire Capital. Under the terms of the Agreement, Aspire Capital has committed to purchase such shares of the Company's common stock at the Company’s request, from time to time during a 30-month period at prices based on the market price at the time of each sale, subject to specified terms and limitations.
Aspire Capital made an initial investment of $3.0 million through the purchase of 2,693,965 shares of the Company's common stock. In 2020, Aspire Capital subsequently purchased an additional 4,650,000 shares of common stock for $5.4 million. In addition, in connection with entering into the agreement, the Company issued 646,551 shares of common stock to Aspire Capital as a commitment fee. As of December 31, 2020, a total of $21.6 million remained available under the agreement.
The Company has the right to sell up to 150,000 shares of common stock per day to Aspire Capital, which total may be increased by mutual agreement up to an additional 2,000,000 shares per day. The extent to which the Company may rely on Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of its common stock and the extent to which it is able to secure working capital from other sources.
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
(b)2015 Sales Agreement with Cowen
On July 2, 2015, the Company entered into a sales agreement with Cowen, pursuant to which the Company could sell from time to time up to $30.0 million of the Company’s common stock through an “at-the-market” equity offering program under which Cowen was to act as sales agent. The Company did not sell shares of common stock under this sales agreement during the years ended December 31, 2019 or December 31, 2020.
In connection with entering in the sales agreement with JonesTrading in 2020, the Company terminated its sales agreement with Cowen and the “at-the-market” equity offering program in March 2020, and the 2015 sales agreement is no longer available for use by the Company.
(11)Research and Development Collaborations
(a)Genentech
In June 2003, the Company licensed its proprietary Hedgehog pathway antagonist technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the U.S. and by Genentech's parent company, Roche, in several other countries for the treatment of advanced BCC. Pursuant to the agreement, the Company is eligible to receive up to an aggregate of $115.0 million in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, the Company has received $59.0 million in cash milestone payments as of December 31, 2020.
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
The Company recognized $10.7 million and $10.4 million in royalty revenues under the Genentech collaboration during the years ended December 31, 2020 and December 31, 2019, respectively. The Company also recorded $0.5 million as cost of royalty revenues within the costs and expenses section of its consolidated statements of operations and comprehensive loss during these same periods. Cost of royalty revenues is comprised of the 5% of the royalties earned by Curis Royalty with respect to Erivedge outside Australia, and 5% direct net sales in Australia (subject to decrease on expiration of the patent in April 2019 to 5% of the royalty payments that Curis Royalty receives from Genentech, through February 2022), that the Company is obligated to pay to university licensors.
As further discussed in Note 9, a portion of royalty revenues received from Genentech on net sales of Erivedge will be paid to the Purchasers pursuant to the Oberland Purchase Agreement. The Company recorded other revenue of $0.1 million during the years ended December 31, 2020 and December 31, 2019, related to expenses incurred by the Company on behalf of Genentech that were paid by the Company and for which Genentech is obligated to reimburse the Company.
Genentech incurred expenses of $0.2 million and $0.2 million in 2020 and 2019, respectively, under this collaboration for which the Company is obligated to reimburse to Genentech, and which the Company has recorded as contra-revenues in its consolidated statements of operations and comprehensive loss. The Company will continue to recognize revenue for expense reimbursement as such reimbursable expenses are incurred, provided that the provisions of the ASC 606 are met.
The Company has recorded as amounts receivable from Genentech under this collaboration, comprised primarily of Erivedge royalties earned in the fourth quarters of 2020 and 2019 of $3.0 million and $3.2 million as of December 31, 2020 and 2019, respectively, in “accounts receivable” in the Company's current assets section of its consolidated balance sheets.
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
As of December 31, 2020, the Company has exercised its option to license the following four programs under the collaboration:
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
Since January 2015, the Company has paid $14.5 million in research payments and Aurigene has waived $19.5 million in milestone payments under the terms of the collaboration agreement.
For each of the IRAK4, PD1/VISTA, PD1/TIM3 programs, and the fourth immuno-oncology program, the Company has remaining unpaid or unwaived payment obligations of $42.5 million per program, related to regulatory approval and commercial sales milestones, plus specified additional payments for approvals for additional indications, if any.
In addition to the collaboration agreement, in June 2017, the Company entered into a master development and manufacturing agreement with Aurigene for the supply of drug substance and drug product, under which it has made cash payments to Aurigene of $1.0 million in 2020 and $1.4 million in 2019.
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
(12) Stock Plans and Stock-Based Compensation
As of December 31, 2020, the Company had two shareholder-approved, stock-based compensation plans: (i) the Amended and Restated 2010 Employee Stock Purchase Plan, (“ESPP”), adopted by the Board of Directors in April 2017 and approved by shareholders in June 2017, and (ii) the Third Amended and Restated 2010 Stock Incentive Plan, (“2010 Plan”). New employees are typically issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan.
The Third Amended and Restated 2010 Stock Incentive Plan
The 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s Board of Directors. On June 4, 2020, the Company's stockholders approved an amendment to the Company's Third Amended and Restated 2010 Stock Incentive Plan to reserve an additional 1,300,000 shares of common stock for issuance under the 2010 Plan. The Company can issue up to 12,190,000 shares of its common stock pursuant to awards granted under the 2010 Plan. Options become exercisable as determined by the Board of Directors and expire up to ten years from the date of grant. The 2010 Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights (“SARs”), will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3 shares per share under the award to be removed from the available share pool. As of December 31, 2020, the Company had only granted options to purchase shares of the Company’s common stock with an exercise price equal to the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date. As of December 31, 2020, 3,765,515 shares remained available for grant under the 2010 Plan.
During the year ended December 31, 2020, the Company’s board of directors granted options to purchase 2,398,150 shares of the Company’s common stock to officers and employees of the Company under the 2010 Plan. These options vest and become exercisable as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four-year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the Nasdaq Global Market on the grant dates.
During the first quarter of 2020, the Company’s board of directors granted options to its non-employee directors to purchase 720,000 shares of common stock under the 2010 Plan, which will vest and become exercisable in one year from the date of grant. These options were granted at an exercise price that equaled the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date.
During the year ended December 31, 2020, the Company’s board of directors did not grant any restricted stock awards (“RSA”) to officers of the Company. There remain RSAs for an aggregate amount of 20,624 shares outstanding of the Company's common stock previously issued under the 2010 Plan. These RSAs will vest as to 25% of the shares underlying the RSA on the first anniversary of the date of grant and as to an additional 25% annually thereafter until all such shares become vested, based upon continued service to the Company over a four-year period.
Nonstatutory Inducement Grants
For certain new employees the Company issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan. The option will vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option on each successive three-month period thereafter. During the year ended December 31, 2020, the Company’s board of directors granted inducement equity awards of 250,000 shares of common stock. These options were granted at a weighted average exercise price of $1.33, which is based on the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date.
Employee and Director Grants
Vesting Tied to Service Conditions
In determining the fair value of stock options, the Company generally uses the Black-Scholes option pricing model. The Black-Scholes option pricing model employs the following key assumptions for employee and director options awarded during each of the following years:

	For the Year Ended December 31,
	2020	2019
Expected term (years)	5.5	5.5
Risk-free interest rate	0.4-1.7%	1.5-2.6%
Expected volatility	80-81%	76-79%
Expected dividend yield	None	None
The following table summarizes details regarding stock options granted under the Company's equity incentive plans for the year ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000's)
Outstanding, December 31, 2019	6,158,026	$3.43	8.33
Granted	3,368,150	1.27
Exercised	(391,122)	1.86
Canceled	(467,049)	2.55
Outstanding, December 31, 2020	8,668,005	$2.71	7.98	$51,339
Exercisable at December 31, 2020	3,437,551	$4.68	6.88	$15,821
Vested and unvested expected to vest	8,039,167	$2.81	7.91	$47,024
At December 31, 2020, the weighted average fair values of stock options granted with standard vesting terms during the years ended December 31, 2020 and December 31, 2019 were $0.84 and $0.85 per share of common stock underlying such stock options, respectively. As of December 31, 2020, there was approximately $3.0 million, including the impact of estimated forfeitures, of unrecognized compensation cost related to unvested employee stock option awards outstanding under the Company’s 2010 Plan that is expected to be recognized as expense over a weighted average period of 2.2 years. The intrinsic value of employee stock options exercised during the year ended December 31, 2020 was $2.0 million.

The following table presents a summary of outstanding RSAs under the 2010 Plan as of December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2019	30,937	$3.45
Awarded	—	—
Vested	(10,313)	3.45
Forfeited	—	—
Unvested, December 31, 2020	20,624	$3.45
As of December 31, 2020, there were 20,624 shares outstanding covered by RSAs that are expected to vest. The weighted average grant date fair value of these shares of restricted stock was $3.45 per share and the aggregate fair value of these shares of restricted stock was approximately $0.1 million. As of December 31, 2020, there were approximately $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to RSAs granted to officers and non-employee directors, which are expected to be recognized as expense over a remaining weighted average period of 1.06 years.
Second Amended and Restated 2010 Employee Stock Purchase Plan (ESPP)
The Company has reserved 2,000,000 of its shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning of the enrollment period or ending date of the any purchase period within a two-year enrollment period, as defined. The Company has four six-month purchase periods per each two-year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two-year enrollment resets at the new lower stock price. This aspect of the plan was amended in 2017. Prior to 2017, the plan included two six-month purchase period per year with no defined enrollment period. As of December 31, 2020, 402,610 shares were issued under the ESPP, of which 80,544 were issued during the year ended December 31, 2020. As of December 31, 2020, there were 1,597,390 shares available for future purchase under the ESPP.
For the years ended December 31, 2020 and December 31, 2019, the Company recorded compensation expense related to its ESPP and calculated the fair value of shares expected to be purchased under the ESPP using the Black-Scholes models with the following assumptions:

	For the Year Ended December 31,
	2020	2019
Compensation expense recognized under ESPP (in thousands)_	$56	$49
Expected term	6-24 months	6-24 months
Risk-free interest rate	0.1-0.2%	1.5-2.1%
Volatility	97-219%	92-97%
Dividends	None	None
Employee Stock-Based Compensation Expense
Stock-based compensation for employee and director stock option grants for the years ended December 31, 2020 and December 31, 2019 of $2.7 million and $2.7 million, respectively, was calculated using the above valuation models and has been included in the Company’s results of operations. The total fair value of vested stock options for the years ended December 31, 2020 and December 31, 2019 was $2.7 million and $2.0 million, respectively.
Total Stock-Based Compensation Expense
For the years ended December 31, 2020 and December 31, 2019, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive Loss:

	For the Year Ended December 31,
	2020	2019
Research and development expenses	$731	$575
General and administrative expenses	1,967	2,083
Total stock-based compensation expense	$2,698	$2,658

No income tax benefits have been recorded for the years ended December 31, 2020 or December 31, 2019, as the Company has recorded a full valuation allowance and management has concluded that it is more likely than not that the net deferred tax assets will not be realized (see Note 14).
(13)Retirement Savings Plan
The Company has a 401(k) retirement savings plan covering substantially all of the Company’s employees. For each of the years ended December 31, 2020 and December 31, 2019, the Company made matching contributions of $0.2 million and $0.2 million respectively.
(14)Income Taxes
For the years ended December 31, 2020 and December 31, 2019, the Company did not record any federal or state income tax expense given its continued operating losses.
A reconciliation between income tax benefit and the expected tax benefit at the statutory rate for the years ended December 31, 2020 and December 31, 2019 are as follows:

	For the Year Ended December 31,
	2020	2019
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	6.1%	6.1%
Research and development tax credits	4.1%	2.7%
Orphan drug tax credits	2.3%	4.6%
Expiration of NOLs/Credits	(29.8)%	(4.0)%
Permanent adjustments and other	0.3%	(0.6)%
Change in valuation allowance	(4.0)%	(29.8)%
Effective income tax rate	—%	—%
The principle components of the Company’s deferred tax assets at December 31, 2020 and December 31, 2019, respectively, are as follows:

	December 31,
	2020	2019
Deferred Tax Assets:
NOL carryforwards	$60,759	$58,654
Research and development tax credit carryforwards	14,923	15,408
Orphan drug tax credit carryforwards	18,778	18,088
Depreciation and amortization	8,478	9,671
Capitalized research and development expenditures	34,832	34,487
Stock options	6,584	6,329
Accrued expenses and other	708	131
Oberland agreement	15,872	17,022
Lease liability ASC 842	1,846	45
Total gross deferred tax asset	162,780	159,835
Valuation allowance	(160,987)	(159,794)
Net deferred tax asset	$1,793	$41

Deferred tax liabilities:
Right of use asset ASC 842	(1,793)	(41)
Total gross deferred tax liabilities	$(1,793)	$(41)

Net deferred tax assets (liabilities)	$—	$—

For the years ended December 31, 2020 and 2019, the Company had federal net operating losses (“NOL”), of $251.3 and $251.2 million, respectively. The operating losses generated prior to 2021 will expire in years 2021 through 2037, unless previously utilized. The federal operating loss carryforward generated in 2021 and later can be carried forward indefinitely and can be used to offset up to 80% of taxable income of each future tax year. For the years ended December 31, 2020 and 2019, the Company had state NOLs of $126.5 and $93.6 million, respectively. The operating losses will expire in years 2021 through 2039, unless previously utilized.
For the years ended December 31, 2020 and 2019, the Company had federal research and development credit carryforwards of $11.4 million and $11.9 million, respectively. The credits will expire in the years 2021 through 2040.
For the years ended December 31, 2020 and 2019, the Company had state research and development credit carryforwards of $4.5 million and $4.4 million, respectively. The credits will expire in the years 2021 through 2035, unless previously utilized.
For the years ended December 31, 2020 and 2019, the Company had orphan drug tax credit carryforwards of $18.8 million and $18.1 million, these credits, if any, relate to qualified expenses incurred for CUDC-907 since receiving the Orphan Drug designation.
As required by U.S. GAAP, the Company’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. Accordingly, a valuation allowance of approximately $161.0 million has been established at December 31, 2020.
The valuation allowance increased approximately $1.2 million and $9.6 million during the years ended December 31, 2020 and 2019. The increases in the valuation allowance are primarily due to an increase in net deferred tax assets with an offsetting valuation allowance related to income recorded for tax related to the Oberland royalty purchase agreement.
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
An individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. At December 31, 2020 and 2019, the Company had no unrecognized tax benefits. The Company has not, as yet, conducted a study of its R&D credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FASB Codification Topic 740 Income Taxes. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.
The tax years 2005 through 2020 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S., as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception.
(15)Related Party Transactions
Agreement with Head of Research and Development - Robert E. Martell, M.D., Ph.D.
On October 17, 2018, the Company entered into an exclusive option and license agreement with Epi-Cure Pharmaceuticals, Inc., (“Epi-Cure”) a privately held early-stage biotechnology company. Robert E. Martell, M.D., Ph.D., the Company’s Head of Research and Development and a former director of the Company, is a founder of Epi-Cure, was formerly an officer and director of Epi-Cure, and is currently a holder of a convertible promissory note to Epi-Cure. Under the terms of the option and license agreement, Epi-Cure has granted Curis an exclusive option to certain program compounds that may arise during the initial research and development period, and any extension thereof. Upon execution of the option and license agreement, the Company provided Epi-Cure an upfront payment of $0.1 million for legal and consulting costs incurred by Epi-Cure in connection with the transaction. In July 2019, the Company extended the research and development period of the program until April 2020, as permitted under the terms of the agreement.

Under the terms of the agreement, Epi-Cure will have primary responsibility for conducting research and development activities and Curis will be responsible for funding up to $0.5 million of the research and development program costs and expenses during the initial research and development period. After the end of the initial research and development period, which ended in April 2020, Curis had sixty days to elect to exercise its option to license the program compounds. In June 2020, the Company decided not to exercise its option to license the program compounds, and the agreement expired.
For the periods ended December 31, 2020 and 2019, Curis has paid and expensed $0.1 million and $0.3 million, respectively, of fees related to this agreement.
(16)Selected Quarterly Financial Data (Unaudited)
The following are selected quarterly financial data for the years ended December 31, 2020 and December 31, 2019:

	Quarter Ended
(in thousands, except share and per share amounts)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenues	$2,709	$2,360	$2,742	$3,024
Loss from operations	(8,482)	(5,430)	(4,711)	(6,275)
Net loss	(9,709)	(6,708)	(5,974)	(7,517)
Net loss per common share (basic and diluted)	$(0.28)	$(0.17)	$(0.11)	$(0.11)
Weighted average common shares (basic and diluted)	34,453,189	39,517,045	54,554,129	66,363,229

	Quarter Ended
(in thousands, except share and per share amounts)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$1,767	$2,094	$2,856	$3,287
Loss from operations	(5,558)	(6,141)	(5,323)	(7,334)
Net loss	(9,884)	(7,213)	(6,436)	(8,609)
Net loss per common share (basic and diluted)	$(0.30)	$(0.22)	$(0.19)	$(0.26)
Weighted average common shares (basic and diluted)	33,150,869	33,154,566	33,202,871	33,209,217

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer, and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.
Management’s report on internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is included in Item 8 of this annual report on Form 10-K and is incorporated herein by reference.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION
On March 16, 2021, we entered into a Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, and JonesTrading Institutional Services LLC, or JonesTrading, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $100.0 million. Sales of common stock to or through Cantor and JonesTrading may be made by any method that is deemed an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Cantor and JonesTrading have agreed to use their commercially reasonable efforts consistent with their normal trading and sales practices to sell our shares of common stock based upon our instructions. We are not obligated to make any sales of our common stock under the Sales Agreement. Any sales under the Sales Agreement will be made pursuant to a prospectus relating to such offering to be filed with the Securities and Exchange Commission.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors that is required by this Item 10 will be set forth in our proxy statement for our 2021 annual meeting of stockholders under the headings “Directors and Nominees for Director,” and “Board Committees” which information is incorporated herein by reference. The information concerning our code of ethics is set forth in our proxy statement under the heading “Code of Business Conduct and Ethics.” The name, age, and position of each of our executive officers is set forth under the heading “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.
ITEM 11.EXECUTIVE COMPENSATION
Information required by this Item 11 will be set forth in our proxy statement for our 2021 annual meeting of stockholders under the headings “Executive and Director Compensation and Related Matters,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” which information is incorporated herein by reference.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 relating to security ownership of certain beneficial owners and management will be set forth in our 2021 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. Information required by this Item 12 relating to securities authorized for issuance under equity compensation plans will be set forth in our 2021 proxy statement under the caption “Executive and Director Compensation and Related Matters—Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 will be set forth in our proxy statement for our 2021 annual meeting of stockholders under the headings “Policies and Procedures for Related Person Transactions,” “Determination of Independence” and “Board Committees,” which information is incorporated herein by reference.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 will be set forth in our proxy statement for our 2021 annual meeting of stockholders under the heading “Independent Registered Public Accounting Firm’s Fees and Other Matters,” which information is incorporated herein by reference.

PART IV
ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements.

(a)(2) Financial Statement Schedules.
All schedules are omitted because they are not applicable or the required information is shown in the Financial Statement or Notes thereto.
(a)(3) List of Exhibits.

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

	Articles of Incorporation and By-laws
3.1	Restated Certificate of Incorporation of Curis, Inc., as amended	Link	10-Q	8/4/2020	3.1
3.2	Certificate of Designations of Curis, Inc.	Link	S-3 (333-50906)	8/10/2001	3.2
3.3	Amended and Restated By-laws of Curis, Inc.	Link	10-K	2/29/2016	3.3
	Instruments defining the rights of security holders, including indentures
4.1	Form of Curis Common Stock Certificate	Link	10-K	3/1/2004	4.1
4.2	Description of Registrants' Securities	Link				X
	Material contracts—Management Contracts and Compensatory Plans
#10.1	Employment Agreement, dated March 29, 2016, as amended September 24, 2018 by and between Curis, Inc. and James E. Dentzer.	Link	10-Q	11/1/2018	10.2
#10.2	Employment Agreement, dated September 11, 2019 between Curis, Inc. and William E. Steinkrauss	Link	10-Q	11/5/2019	10.1
#10.3	Employment Agreement, dated June 1, 2018, by and between Curis, Inc. and Robert E. Martell, M.D., Ph.D.	Link	10-Q	8/2/2018	10.2
#10.4	Form of Indemnification Agreement, by and between Curis, Inc. and each non-employee director of the Board of Directors of Curis, Inc.	Link	10-Q	8/7/2014	10.3
#10.5	Curis 2000 Stock Incentive Plan	Link	S-4/A (333-32446)	5/31/2000	10.71
#10.6	Curis 2000 Director Stock Option Plan	Link	S-4/A (333-32446)	5/31/2000	10.72

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

#10.7	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ 2000 Stock Incentive Plan	Link	10-Q	10/26/2004	10.2
#10.8	Form of Non-statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ 2000 Stock Incentive Plan	Link	10-Q	10/26/2004	10.3
#10.9	Form of Non-statutory Stock Option Agreement for awards granted to non-employee directors under Curis’ 2000 Director Stock Option Plan	Link	10-Q	10/26/2004	10.4
#10.10	Curis 2010 Stock Incentive Plan	Link	Def 14A	4/16/2010	Exhibit A
#10.11	Curis 2010 Employee Stock Purchase Plan	Link	Def 14A	4/16/2010	Exhibit B
#10.12	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ 2010 Stock Incentive Plan	Link	8-K	6/4/2010	10.1
#10.13	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ 2010 Stock Incentive Plan	Link	8-K	6/4/2010	10.2
#10.14	Form of Restricted Stock Agreement for awards granted to directors and named executive officers under Curis’ 2010 Stock Incentive Plan	Link	8-K	6/4/2010	10.3
#10.15	Curis Amended and Restated 2010 Stock Incentive Plan, as amended	Link	8-K	5/28/2015	99.1
#10.16	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan, as amended	Link	10-K	3/8/2018	10.21
#10.17	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan, as amended	Link	10-K	3/8/2018	10.22
#10.18	Form of Restricted Stock Agreement for awards granted to directors and named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan, as amended	Link	10-K	3/8/2018	10.23
#10.19	Form of Incentive Stock Option Agreement (Online Acceptance) for awards granted to named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/9/2017	10.21
#10.20	Form of Nonstatutory Stock Option Agreement (Online Acceptance) granted to directors and named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/9/2017	10.22
#10.21	Curis Second Amended and Restated 2010 Stock Incentive Plan	Link	8-K	5/22/2017	99.1

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

#10.22	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ Second Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/8/2018	10.27
#10.23	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ Second Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/8/2018	10.28
#10.24	Form of Restricted Stock Agreement for awards granted to directors and named executive officers under Curis’ Second Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/8/2018	10.29
#10.25	Form of Nonstatutory Stock Option Agreement - Inducement Grant pursuant to Nasdaq Stock Market Rule 5635(c)(4)	Link	S-8	1/6/2017	99.1
#10.26	Curis Third Amended and Restated 2010 Stock Incentive Plan, as amended	Link	8-K	6/10/2020	99.1
#10.27	Curis Amended and Restated 2010 Employee Stock Purchase Plan, as amended	Link	10-K	3/8/2018	10.31
	Material contracts—Leases
10.28	Lease, dated December 5, 2019, by and between Curis, Inc. and 128 Spring Street Lexington, LLC relating to the premises at 128 Spring Street, Lexington, Massachusetts	Link	8-K	12/6/2019	10.1
	Material contracts—Financing Agreements
10.29	Consent and Payment Direction Letter Agreement, dated November 20, 2012 and effective as of December 11, 2012 by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc.	Link	10-K	3/13/2013	10.32
10.30	Consent and Payment Direction Letter Agreement, dated March 3, 2017 by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc.	Link	10-K	3/9/2017	10.28
†10.31	Purchase and Sale Agreement, dated as of December 11, 2012 between Curis, Inc. and Curis Royalty LLC	Link	10-K	3/13/2013	10.33
†10.32	Royalty Interest Purchase Agreement, dated March 22, 2019, by and between, Curis, Inc., Curis Royalty LLC, a wholly owned subsidiary of Curis, Inc., TPC Investments I LP and TPC Investments II LP	Link	10-K	3/26/2019	10.40
10.33	Security Agreement, dated March 22, 2019, by and between, Curis Royalty LLC, a wholly owned subsidiary of Curis, Inc., TPC Investments I LP and TPC Investments II LP	Link	10-K	3/26/2019	10.41
10.34	Pledge Agreement, dated March 22, 2019, by and between, Curis, Inc., TPC Investments I LP and TPC Investments II LP	Link	10-K	3/26/2019	10.42
10.35	Consent and Payment Direction Letter Agreement, dated March 22, 2019, by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc.	Link	10-K	3/26/2019	10.43
	Material contracts—License and Collaboration Agreements

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form		SEC Filing Date	Exhibit Number	Filed with this 10-K

†10.36	Collaborative Research, Development and License Agreement, dated June 11, 2003, by and between Curis, Inc. and Genentech, Inc.	Link	10-Q		8/6/2015	10.1
††10.37	Collaboration, License and Option Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link					X
††10.38	First Amendment to Collaboration, License and Option Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link					X
†10.39	Second Amendment to Collaboration, License and Option Agreement, dated February 5, 2020, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K	1	3/19/2020	10.41
†10.40	Option and License Agreement, dated January 6, 2020 by and between Curis, Inc and ImmuNext, Inc.	Link	10-K		3/19/2020	10.42
	Material contracts—Miscellaneous
10.41	Common Stock Purchase Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K		2/24/2015	10.34
10.42	Stock Purchase Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-Q		11/3/2016	10.3
10.43	Registration Rights Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K		2/24/2015	10.35
10.44	Registration Rights Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-Q		11/3/2016	10.4
10.45	Common Stock Purchase Agreement, dated February 26, 2020, by and between Curis, Inc. and Aspire Capital Fund, LLC	Link	8-K		2/27/2020	10.1
10.46	Registration Rights Agreement, dated February 26, 2020, by and between Curis, Inc. and Aspire Capital Fund. LLC	Link	8-K		2/27/2020	4.1
10.47	Form of Securities Purchase Agreement, dated June 11, 2020, by and among Curis, Inc. and the Purchasers named therein	Link	8-K		6/11/2020	10.1
	Code of Conduct
14	Amended and Restated Code of Business Conduct and Ethics	Link					X
	Additional Exhibits
21	Subsidiaries of Curis	Link					X
23.1	Consent of PricewaterhouseCoopers LLP	Link					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act	Link					X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act	Link					X

Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350	Link				X
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350	Link				X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#    Indicates management contract or compensatory plan or arrangement.

†    Confidential treatment has been granted as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

††    Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

ITEM 16.FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIS, INC.

By:	/s/ JAMES DENTZER
James Dentzer President and Chief Executive Officer
Date: March 16, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES DENTZER	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2021
James Dentzer
/s/ WILLIAM STEINKRAUSS	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2021
William Steinkrauss
/s/ MARTYN D. GREENACRE	Chairman of the Board of Directors	March 16, 2021
Martyn D. Greenacre
/s/ KENNETH I. KAITIN	Director	March 16, 2021
Kenneth I. Kaitin
/s/ LORI A. KUNKEL	Director	March 16, 2021
Lori A. Kunkel
/s/ MARC RUBIN	Director	March 16, 2021
Marc Rubin