Form 10-Q
period 2021-03-31
CURIS INC
filed 2021-05-12
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 10, 2021, there were 91,535,272 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements and Industry Data

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical fact contained in this report are statements that could be deemed forward-looking statements, including without limitation any statements with respect to the plans, strategies and objectives of management for future operations; statements concerning product research, development and commercialization plans, timelines and anticipated results; statements of expectation or belief; statements with respect to clinical trials and studies; statements with respect to royalties and milestones; statements with respect to the therapeutic potential of drug candidates; expectations of revenue, expenses, earnings or losses from operations, or other financial results; and statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words “anticipate(s)”, “believe(s)”, “focus(es)”, “could”, “estimate(s)”, “expect(s)”, “intend(s)”, “may”, “plan(s)”, “seek(s)”, “will”, “strategy”, “mission”, “potential”, “should”, “would" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements may include, but are not limited to, statements about:
•the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;
•our plans to develop and commercialize our drug candidates;
•our collaborators’ plans to commercialize Erivedge;
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
Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. We therefore caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in these forward-looking statements include the factors discussed below under the heading “Risk Factor Summary,” and the risk factors detailed further in Item 1A, "Risk Factors" of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2020 and, if applicable, those included under Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

The forward-looking statements included in this report represent our estimates as of the filing date of this report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this report.
Risk Factor Summary
Investment in our securities involves risk. You should carefully consider the following summary of what we believe to be the principal risks facing our business, in addition to the risks described more fully in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, and, if applicable, those included under Part II, Item 1A of this Quarterly Report on Form 10-Q and other information included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.
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

PART I—FINANCIAL INFORMATION
Item 1.    UNAUDITED FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$111,031	$129,610
Short-term investments	45,382	38,884
Accounts receivable	2,183	3,043
Prepaid expenses and other current assets	3,266	1,215
Total current assets	161,862	172,752
Long-term investments	11,937	14,564
Property and equipment, net	620	663
Restricted cash, long-term	816	816
Operating lease right-of-use asset	6,376	6,578
Goodwill	8,982	8,982
Other assets	—	3
Total assets	$190,593	$204,358
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,429	$4,166
Accrued liabilities	2,062	3,625
Current portion of operating lease liability	609	1,731
Current portion long-term debt	891	557
Total current liabilities	6,991	10,079
Long-term operating lease liability	4,881	5,040
Liability related to the sale of future royalties, net	56,806	58,235
Long-term debt	—	334
Total liabilities	68,678	73,688
Stockholders’ equity:
Common stock, $0.01 par value—151,875,000 shares authorized; 91,534,272 shares issued and outstanding at March 31, 2021; 151,875,000 shares authorized; 91,502,461 shares issued and outstanding at December 31, 2020	916	915
Additional paid-in capital	1,177,824	1,176,647
Accumulated deficit	(1,056,816)	(1,046,889)
Accumulated other comprehensive income	(9)	(3)
Total stockholders’ equity	121,915	130,670
Total liabilities and stockholders’ equity	$190,593	$204,358

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues, net:
Royalties	$2,187	$2,515
Other revenue	—	211
Contra revenue, net	2	(17)
Total revenues, net	2,189	2,709
Costs and expenses:
Cost of royalties	109	125
Research and development	6,757	7,473
General and administrative	4,123	3,593
Total costs and expenses	10,989	11,191
Loss from operations	(8,800)	(8,482)
Other expense:
Interest income	46	50
Imputed interest expense related to the sale of future royalties	(1,173)	(1,298)
Other income (expense), net	—	21
Total other expense	(1,127)	(1,227)
Net loss	$(9,927)	$(9,709)
Net loss per common share (basic and diluted)	$(0.11)	$(0.28)
Weighted average common shares (basic and diluted)	91,507,518	34,453,189
Net loss	$(9,927)	$(9,709)
Other comprehensive income:
Unrealized gain on marketable securities	(6)	—
Comprehensive loss	$(9,933)	$(9,709)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
December 31, 2020	91,502,461	$915	$1,176,647	$(1,046,889)	$(3)	$130,670
Recognition of stock-based compensation	—	—	1,099	—	—	1,099
Exercise of stock options	31,811	1	78	—	—	79
Unrealized loss on marketable securities	—	—	—	—	(6)	(6)
Net loss	—	—	—	(9,927)	—	(9,927)
March 31, 2021	91,534,272	$916	$1,177,824	$(1,056,816)	$(9)	$121,915

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount
December 31, 2019	33,241,793	$332	$982,738	$(1,016,981)	$—	$(33,911)
Recognition of stock-based compensation	—	—	625	—	—	625
Issuance of shares in connection with Aspire Capital Agreement, net of issuance costs	3,340,516	34	2,692	—	—	2,726
Net loss	—	—	—	(9,709)	—	(9,709)
March 31, 2020	36,582,309	$366	$986,055	$(1,026,690)	$—	$(40,269)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,927)	$(9,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43	25
Non-cash lease expense	202	149
Stock-based compensation expense	1,099	625
Non-cash imputed interest expense related to the sale of future royalties	(20)	235
Non-cash interest expense on investments	195	25
Changes in operating assets and liabilities:
Accounts receivable	860	737
Prepaid expenses and other assets	(2,049)	(248)
Accounts payable and accrued and other liabilities	(2,301)	(689)
Operating lease liability	(1,281)	(166)
Total adjustments	(3,252)	693
Net cash used in operating activities	(13,179)	(9,016)
Cash flows from investing activities:
Purchase of investments	(9,071)	—
Sales and maturities of investments	5,000	5,082
Purchase of property and equipment	—	(241)
Net cash provided by (used in) investing activities	(4,071)	4,841
Cash flows from financing activities:
Proceeds of Aspire Capital Agreement, net of issuance costs	—	3,000
Proceeds from issuance of common stock under the Company's share-based compensation plan	79	—
Payment of liability of future royalties, net of imputed interest	(1,408)	(1,723)
Net cash provided by financing activities	(1,329)	1,277
Net decrease in cash and cash equivalents and restricted cash	(18,579)	(2,898)
Cash and cash equivalents and restricted cash, beginning of period	130,426	16,399
Cash and cash equivalents and restricted cash, end of period	$111,847	$13,501
Supplemental cash flow data:
Accrued issuance costs	281	$274
Property and equipment purchases in accounts payable	—	26
Cash paid for interest	1,193	1,062
Non-cash commitment shares issued to Aspire Capital	—	900
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)
1.     Nature of Business
Curis, Inc. is a biotechnology company focused on the development of first-in-class and innovative therapeutics for the treatment of cancer. Throughout these Condensed Consolidated Financial Statements, Curis, Inc. and its wholly owned subsidiaries are collectively referred to as “the Company” or “Curis.”
The Company conducts its research and development programs both internally and through strategic collaborations. The Company’s clinical stage drug candidates are:
•CA-4948, an orally available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4 ("IRAK4"), which is currently undergoing testing in a Phase 1/2 open-label dose escalating clinical trial in patients with non-Hodgkin lymphomas, including those with myeloid Differentiation Primary Response Protein 88 (“MYD88”) alterations. The trial was amended to include a combination study of CA-4948 and ibrutinib, a BTK inhibitor, in patients with non-Hodgkin lymphomas for which the Company enrolled the first patient in February 2021. The Company is also conducting a separate Phase 1/2 open-label, single arm dose escalating and expansion trial in patients with acute myeloid leukemia (“AML”) and myelodysplastic syndromes (“MDS”). The study was amended in April 2021 to include dose escalation cohorts of CA-4948 in combination with azacitadine or venetoclax. In April 2021, CA-4948 was granted Orphan Drug Designation for the treatment of AML and MDS by the U.S. Food and Drug Administration ("FDA").
•CI-8993, a monoclonal antibody designed to antagonize the V-domain Ig suppressor of T cell activation (“VISTA”) signaling pathway. In June 2020, the Company announced that the FDA had cleared its Investigational New Drug (“IND”) application for CI-8993. In September 2020, enrollment for a Phase 1 trial in patients with solid tumors commenced. The Company has an option to license CI-8993 from ImmuNext, Inc. ("ImmuNext").
The Company’s pipeline also includes the following:
•Fimepinostat, a small molecule that potently inhibits the activity of histone deacetylase and phosphotidyl-inositol 3 kinase enzymes, which has been granted Orphan Drug Designation and Fast Track Designation for the treatment of diffuse large B-cell lymphoma, by the FDA in April 2015 and May 2018, respectively. The Company is currently evaluating future studies for fimepinostat.
•CA-170, a small molecule antagonist of VISTA and PDL1, for which the Company announced initial data from a clinical study in patients with mesothelioma, in conjunction with the Society of lmmunotherapy of Cancer conference in November 2019. Based on this data, no further patients will be enrolled in the study. The Company is currently evaluating future studies for CA-170.
•CA-327, a small molecule antagonist of TIM3 and PDL1, is a pre-IND stage oncology drug candidate.
The Company is party to a collaboration with Genentech Inc. (“Genentech”), a member of the Roche Group, under which Genentech and F. Hoffmann-La Roche Ltd (“Roche”) are commercializing Erivedge® (vismodegib), a first-in-class orally administered small molecule Hedgehog signaling pathway antagonist. Erivedge is approved for the treatment of advanced basal cell carcinoma (“BCC”).
In January 2015, the Company entered into an exclusive collaboration agreement with Aurigene Discovery Technologies Limited (“Aurigene”) for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology, which was amended in September 2016 and February 2020.

As of March 31, 2021, the Company had licensed four programs under the Aurigene collaboration.
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

•The Company exercised its option to license a fourth program, which is an immuno-oncology program.
The COVID-19 pandemic has had and may continue to have an adverse effect on the Company’s business, financial condition, results of operations, and prospects. With respect to ongoing clinical trials, the anticipated timing of enrollment and the overall timelines of the trials have experienced delays and could be further delayed to the extent the Company experiences further delays in enrollment due to the COVID-19 pandemic. The Company’s ability to collect patient data in a timely fashion may also be impacted. The Company has experienced delays in closing down its clinical trial sites related to its fimepinostat and CA-170 trials due to restrictions on non-essential workers imposed at those sites in response to COVID-19, which delayed the winding down of these trials and may result in additional costs and expenses. In addition, the Company and its collaborators, third-party contract manufacturers, contract research organizations and clinical sites could experience delays or disruptions in supply and release of product candidates and/or procuring items that are essential for the Company's research and development activities, including, for example, raw materials used in the manufacturing of its product candidates, basic medical and laboratory supplies used in its clinical trials or preclinical studies, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. The Company cannot be certain what the overall impact of the COVID-19 pandemic will be on its business.
The Company is subject to risks common to companies in the biotechnology industry as well as risks that are specific to the Company’s business, including, but not limited to: the Company’s ability to obtain adequate financing to fund its operations; the Company’s ability to advance and expand its research and development programs; the impacts of the COVID-19 pandemic and responsive actions related thereto; the Company’s relationship with Aurigene to support development of drug candidates under the parties’ collaboration agreement; the Company’s reliance on Roche and Genentech to successfully commercialize Erivedge in the approved indication of advanced BCC and to progress its clinical development in indications other than BCC; the ability of the Company and its wholly owned subsidiary, Curis Royalty, LLC (“Curis Royalty”) to satisfy the terms of the royalty interest purchase agreement (the “Oberland Purchase Agreement”) with TPC Investments I LP and TPC Investments II LP (the "Purchasers") each of which is a Delaware limited partnership managed by Oberland Capital Management, LLC, and Lind SA LLC (the "Agent") a Delaware limited liability company managed by Oberland Capital Management, LLC, as collateral agent for the Purchasers; the Company’s ability to obtain and maintain necessary intellectual property protection; development by the Company’s competitors of new or better technological innovations; the Company's dependence on key personnel; the Company’s ability to comply with regulatory requirements; the Company's ability to obtain and maintain applicable regulatory approvals and commercialize any approved product candidates; the Company’s ability to execute on its overall business strategies and the Company’s ability to maintain its listing on the Nasdaq Global Market.
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
The Company will require substantial funds to maintain research and development programs and support operations. The Company has incurred net losses and negative cash flows from operations since its inception. As of March 31, 2021, the Company had an accumulated deficit of approximately $1.1 billion, and for the three months ended March 31, 2021, the Company incurred a net loss of $9.9 million and used $13.2 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company anticipates that its $168.4 million of existing cash, cash equivalents and investments at March 31, 2021 will be sufficient to fund operations for at least 12 months from the date of filing this Quarterly Report on Form 10-Q.
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

2.     Summary of Significant Accounting Policies
(a)Basis of Presentation and Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”), on March 16, 2021.
In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at March 31, 2021; the results of operations for the three-month periods ended March 31, 2021 and 2020; stockholders' equity (deficit) for the three-month periods ended March 31, 2021 and 2020; and the cash flows for the three-month periods ended March 31, 2021 and 2020. The Condensed Consolidated Balance Sheet at December 31, 2020 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
The extent to which COVID-19 has had and may continue to have impacts on the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the extent to which it has impacted and may continue to impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business responses to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2021 and through the date of this report. The Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
(c) Cash Equivalents, Restricted Cash, and Investments
Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. All other liquid investments are classified as marketable securities.
The Company classified $0.8 million and $0.8 million of its cash as restricted cash, as of March 31, 2021 and December 31, 2020, respectively. This amount represents the security deposit delivered to the landlord of the Company's current Massachusetts headquarters.
The Company's combined cash and restricted cash balances were $111.8 million and $13.5 million as of March 31, 2021 and March 31, 2020, respectively, as presented on the Company's Condensed Consolidated Statements of Cash Flows.
The Company’s short-term investments are marketable debt securities with original maturities of greater than three months from the date of purchase, but less than twelve months from the balance sheet date, and long-term investments are marketable debt securities with original maturities of greater than twelve months from the balance sheet. Marketable securities consist of commercial paper, corporate bonds and notes, and/or government obligations. All of the Company’s investments have been designated available-for-sale and are stated at fair value. Unrealized gains and temporary losses on investments are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficit). Realized gains and losses, dividends and interest income are included in other income (expense) in the period during which the securities are sold. Any premium or discount arising at purchase is amortized and/or accreted to interest income.
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

Contingent Research Milestone Payments
Accounting Standards Codification ("ASC") 606 constrains the amount of variable consideration included in the transaction price in that either all, or a portion, of an amount of variable consideration should be included in the transaction price. The variable consideration amount should be included only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The assessment of whether variable consideration should be constrained is largely a qualitative one that has two elements: the likelihood of a change in estimate, and the magnitude thereof. Variable consideration is not constrained if the potential reversal of cumulative revenue recognized is not significant, for example.
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
Royalty Revenue
The Company recognizes royalty revenues related to Genentech’s and Roche’s sales of Erivedge. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and where the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company expects to continue recognizing royalty revenue from Genentech’s sales of Erivedge in the U.S. and in other markets where Genentech and Roche successfully obtain marketing approval, if any (see Note 9). However, a portion of potential Erivedge royalties will be paid to the Purchasers pursuant to the Oberland Purchase Agreement (see Note 8).
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
Summary
During the three months ended March 31, 2021 and 2020 total gross revenues were 100% and 92%, respectively, from the Company’s collaboration with Genentech. In addition to the revenues received from Genentech, the Company received a milestone payment from a previously out-licensed technology in the first quarter of 2020 that was recorded in other revenues. There was no such revenues recorded in the first quarter of 2021.

(f)Segment Reporting
The Company operates in a single reportable segment, which is the research and development of innovative cancer therapeutics.
(g)New Accounting Pronouncements
Issued, Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. In November 2019 the effective date for smaller reporting companies was extended to January 1, 2023 with the issuance of ASU 2019-10 Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates. The Company adopted ASU 2016-13 as of January 1, 2021 and the adoption did not have a material impact on the Consolidated Financial Statements.
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
In accordance with the fair value hierarchy, the following table shows the fair value as of March 31, 2021 and December 31, 2020 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value. No financial assets or liabilities are measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020.

(in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2021:
Cash equivalents:
Money market funds	$106,447	$—	$—	$106,447
Short-term investments:	—	—	—	—
Corporate commercial paper, bonds and notes	—	45,382	—	45,382
Long-term investments:	—	—	—	—
Corporate commercial paper, bonds and notes	—	11,937	—	11,937
Total assets at fair value	$106,447	$57,319	$—	$163,766

(in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2020:
Cash equivalents:
Money market funds	$115,278	$—	$—	$115,278
Short-term investments:
Corporate commercial paper, bonds and notes	—	38,884	—	38,884
Long-term investments:
Corporate commercial paper, bonds and notes	—	14,564	—	14,564
Total assets at fair value	$115,278	$53,448	$—	$168,726
4.     Investments
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of March 31, 2021 are as follows:

(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes—short-term	$45,388	$—	$(6)	$45,382
Corporate bonds and notes—long-term	$11,940	—	(3)	$11,937
Total investments	$57,328	$—	$(9)	$57,319
Short-term investments have maturities ranging from one to twelve months with a weighted-average maturity of 0.4 years at March 31, 2021. The weighted average maturity of long-term investments was 1.3 years at March 31, 2021.
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2020 are as follows:

(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes—short-term	$38,888	$—	$(4)	$38,884
Corporate bonds and notes—long-term	14,563	1	—	14,564
Total investments	$53,451	$1	$(4)	$53,448
As of March 31, 2021 and December 31, 2020, the Company held no investments that have been in a continuous unrealized loss position for 12 months or longer.
No credit losses on available-for-sale securities were recognized during the three months ended March 31, 2021 or March 31, 2020. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.
Short-term investments have maturities ranging from one to twelve months with a weighted-average maturity of 0.6 years at December 31, 2020. The weighted average maturity of long-term investments was 1.5 years at December 31, 2020.
5.     Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Compensation and related costs	$1,004	$2,638
Chemistry, manufacturing and controls costs	435	—
Professional fees	232	307
License fees	188	375
Other	203	305
Total	$2,062	$3,625

6.     Debt
On April 21, 2020, the Company entered into a promissory note evidencing an unsecured $0.9 million loan (the “PPP Loan”) under the Paycheck Protection Program (“PPP”), of the Coronavirus Aid, Relief, and Economic Security Act, (“CARES Act”).
The PPP Loan was made by Silicon Valley Bank (“SVB”). The term of the PPP Loan is 24-months. The interest rate on the PPP Loan is 1%. Interest and principal payments have been deferred to the third quarter of fiscal year 2021. The Company may prepay the PPP Loan at any time without payment of penalty or premium. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note, and cross-default provisions. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts the Company owes, and/or filing suit and obtaining judgment against the Company.
Under the terms of the CARES Act and the Paycheck Protection Program Flexibility Act of 2020, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The Company applied for such forgiveness in 2020. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. Any forgiveness of the PPP Loan will be made in accordance with U.S. Small Business Administration (“SBA”) requirements and subject to approval by SVB. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. The Company will remain responsible for amounts due under the promissory note that are not forgiven, together with interest accrued and unpaid thereon at the rate set forth above. Interest payable on the PPP Loan may be forgiven only if the SBA agrees to pay such interest on the forgiven principal amount of the PPP Loan. There is no assurance that any interest payable on the PPP Loan will be forgiven in whole or in part. As of March 31, 2021, the Company recorded the full obligation of the PPP Loan of $0.9 million as short-term debt. As of December 31, 2020, the Company recorded short- and long-term debt related to the PPP Loan of $0.6 million and $0.3 million, respectively.
7.     Lease
The Company has a single lease for real estate, including laboratory and office space, and certain equipment. The lease for the current real estate property used for office, research and laboratory space located at 128 Spring Street in Lexington, Massachusetts commenced on May 1, 2020 which is the date when the property became available for use to the Company. In accordance with the accounting requirements under ASC 842, the lease obligation was not recorded until its commencement. In January 2021 and July 2020 the Company prospectively remeasured the lease as a result of a change to the timing of lease payments, which change was not material. The discount rate associated with the Company's right-of-use asset is 9.95%.
As of March 31, 2021, the Company had an operating lease liability of $5.5 million and related right-of-use asset of $6.4 million related to its operating lease. As of December 31, 2020, the Company had an operating lease liability of $6.8 million and related right-of-use asset of $6.6 million related to its operating lease. The Company recorded a lease cost of $0.3 million for the three months ended March 31, 2021. The Company did not have a corresponding lease cost during the three months ended March 31, 2020. The total cash obligations over the seven year term of this lease is approximately $9.3 million, of which $1.4 million was paid during the three months ended March 31, 2021. The payments included a one-time payment of $1.1 million for tenant improvements. The Company did not have a corresponding lease cost related to the facility at 128 Spring Street nor did the Company make cash payments during the three months ended March 31, 2020.
8.     Liability Related to the Sale of Future Royalties
On March 22, 2019, the Company and Curis Royalty entered into the royalty interest purchase agreement (“Oberland Purchase Agreement”) with entities managed by Oberland Capital Management, LLC (the “Purchasers”). The Company sold to the Purchasers a portion of its rights to receive royalties from Genentech on potential net sales of Erivedge. Concurrently with the closing of the Oberland Purchase Agreement Curis Royalty used a portion of the proceeds to terminate and repay the then existing loan with HealthCare Royalty Partners, III, L.P..
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
The Oberland Purchase Agreement provides that after the occurrence of an event of default as defined under the security agreement by Curis Royalty, the Purchasers shall have the option, for a period of 180 days, to require Curis Royalty to repurchase a portion of certain royalty and royalty related payments, excluding a portion of non U.S. royalties retained by Curis Royalty (the “Purchased Receivables”), at a price (the “Put/Call Price”), equal to a percentage, beginning at a low triple digit percentage and increasing over time up to a low mid triple digit percentage of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. Additionally, Curis Royalty shall have the option at any time to repurchase the Purchased Receivables at the Put/Call Price as of the date of such repurchase. No events of default existed as of March 31, 2021.
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
The Company determined the fair value of the liability related to the sale of future royalties at the time of the Oberland Purchase Agreement to be $65.0 million, with a current effective annual imputed interest rate of 8.0%. The Company incurred $0.6 million of transaction costs in connection with the agreement. These transaction costs will be amortized to imputed interest expense over the estimated term of the Oberland Purchase Agreement. The Company determined that the fair value assessment of the liability related to the sale of future royalties is a Level 3 assessment within the valuation hierarchy.
The following table shows the activity with respect to the liability related to the sale of future royalties during the three months ended March 31, 2021.

(in thousands)
Carrying value of liability related to the sale of future royalties at January 1, 2021	$58,235
Amortization of capitalized issuance costs	1,158
Imputed interest expense recognized for the three months ending March 31, 2021	15
Less: payments to Oberland Capital, LLC	(2,602)
Carrying value of liability related to the sale of future royalties at March 31, 2021	$56,806
The following table shows the activity with respect to the liability related to the sale of future royalties from the inception of the Oberland Purchase Agreement through December 31, 2020.

(in thousands)
Liability related to the sale of future royalties at January 1, 2020	$62,477
Amortization of capitalized issuance costs	61
Imputed interest expense recognized for the year ended December 31, 2020	5,034
Less: payments to Oberland Capital, LLC	(9,337)
Carrying value of liability related to the sale of future royalties at December 31, 2020	$58,235
9.     Research and Development Collaborations

(a)Genentech
In June 2003, the Company licensed its proprietary Hedgehog pathway antagonist technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the U.S. and by Genentech’s parent company, Roche, in several other countries for the treatment of advanced BCC. Pursuant to the agreement, the Company is eligible to receive up to an aggregate of $115.0 million in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, the Company has received $59.0 million in cash milestone payments as of March 31, 2021.

In addition to these payments and pursuant to the collaboration agreement, the Company is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5%. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances.
The Company recognized $2.2 million and $2.5 million in royalty revenue under the Genentech collaboration during the three months ended March 31, 2021 and 2020, respectively. The Company also recorded costs of royalty revenues within the costs and expenses section of its Condensed Consolidated Statements of Operations and Comprehensive Loss of $0.1 million during three months ended March 31, 2021 and March 31, 2020. Cost of royalty revenues comprises 5% of the royalty payments that Curis Royalty receives from Genentech, through February 2022, which the Company is obligated to pay to university licensors.
Under this collaboration, the Company is obligated to reimburse Genentech, and the Company records contra-revenues in its Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company will continue to recognize revenue for expense reimbursement as such reimbursable expenses are incurred, provided that the provisions of ASC 606 are met. Genentech incurred immaterial expense during the three months ended March 31, 2021, and 2020, respectively.
The Company recorded receivables from Genentech under this collaboration, comprised primarily of Erivedge royalties earned in the first half of 2021 and 2020, respectively. The receivable recorded in the Company's current assets section of its Condensed Consolidated Balance Sheets amounted to $2.2 million and $3.0 million as of March 31, 2021 and December 31, 2020, respectively.
As previously discussed in Note 8, Liability Related to the Sale of Future Royalties a portion of royalty revenues received from Genentech on net sales of Erivedge will be paid to the Purchasers pursuant to the Oberland Purchase Agreement.
(b)Aurigene
In January 2015, the Company entered into an exclusive collaboration agreement with Aurigene for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and selected precision oncology targets, which was amended in September 2016. Under the collaboration agreement, Aurigene granted the Company an option to obtain exclusive, royalty-bearing licenses to relevant Aurigene technology to develop, manufacture and commercialize products containing certain of such compounds anywhere in the world, except for India and Russia, which are territories retained by Aurigene. In February 2020, the collaboration agreement was further amended whereby Aurigene received rights to develop and commercialize CA-170 in Asia in addition to its existing rights in India and Russia, and the Company became entitled to receive royalty payments on potential future sales of CA-170 in Asia at percentage rates ranging from the high single digits up to 10% subject to specified reductions.
As of March 31, 2021, the Company has exercised its option to license the following four programs under the collaboration:
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
Since January 2015, the Company has paid $14.5 million in research payments and Aurigene has waived $19.5 million in milestone payments. For each of the IRAK4, PD1/VISTA, and PD1/TIM3 programs, and the fourth immuno-oncology program: the Company has remaining unpaid or unwaived payment obligations of $42.5 million per program, related to regulatory approval and commercial sales milestones, plus specified additional payments for approvals for additional indications, if any. The Company is further obligated to pay Aurigene tiered royalties on the Company's and its affiliates' annual net sales of products at percentage rates ranging from the high single digits up to 10%, subject to specified reductions. In addition, the Company agreed to make certain payments to Aurigene upon its entry into sublicense agreements on any program(s).
In addition to the collaboration agreement, the Company has entered into a master development and manufacturing agreement with Aurigene for the supply of drug substance and drug product. Under this agreement, the Company incurred $0.4 million in research and development expense during the three months ended March 31, 2021. The Company recorded a $0.6 million prepaid balance as March 31, 2021 associated with this agreement. The Company incurred immaterial expenses related to Aurigene for the three months ended March 31, 2020.

(c)ImmuNext
The Company has entered into an option and license agreement with ImmuNext (the “ImmuNext Agreement”). Under the terms of the ImmuNext Agreement, the Company agreed to engage in a collaborative effort with ImmuNext, and to conduct a Phase 1 clinical trial of CI-8993. In exchange, ImmuNext granted the Company an exclusive option, exercisable until the earlier of January 2024 or (b) 90 days after database lock for the first Phase 1 trial in which the endpoints are satisfied (the “Option Period”), to obtain an exclusive, worldwide license to develop and commercialize certain VISTA antagonizing compounds and products containing these compounds in the field of oncology.
During the Option Period, the Company is obligated to pay a semi-annual fee of $0.4 million to ImmuNext and will conduct the Phase 1 trial, and ImmuNext will conduct certain agreed upon non-clinical research activities to support the Phase 1 trial. Additionally, the Company will assign to ImmuNext all right, title and interest in and to, inventions made by the Company alone or jointly with ImmuNext in conducting clinical and non-clinical activities under the ImmuNext Agreement and any patent rights covering those inventions. If the option is exercised, ImmuNext will assign to the Company (i) all such inventions that were made solely by the Company and any patent rights covering those inventions that were assigned by the Company to ImmuNext during the Option Period and (ii) a joint ownership interest in all such inventions that were made jointly by the Company and ImmuNext and patent rights covering those inventions that were assigned by the Company to ImmuNext during the Option Period, except for any of those inventions that relates to certain compounds to which ImmuNext has retained exclusive rights. In addition, the Company has agreed to reimburse ImmuNext for certain documented external costs and expenses incurred by ImmuNext in carrying out non-clinical research activities approved by the joint steering committee, up to $0.3 million per calendar year, unless otherwise agreed to by both parties in writing.
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

10.     Common Stock
(a)2021 Sales Agreement with Cantor Fitzgerald & Co. and JonesTrading Institutional Services LLC
On March 16, 2021, the Company entered into a sales agreement (the “2021 Sales Agreement”) with Cantor Fitzgerald & Co., or Cantor, and JonesTrading Institutional Services LLC , or JonesTrading, to sell from time to time up to $100.0 million of the Company’s common stock through an “at the market offering” program under which Cantor and JonesTrading act as sales agents. Subject to the terms and conditions of the 2021 Sales Agreement, Cantor and JonesTrading can sell the common stock by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).
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
The securities in this transaction were offered pursuant to an automatic shelf registration statement on Form S-3ASR (File No. 333-254362) that was filed with the SEC on March 16, 2021.
(b)2020 Public Offering
In December 2020, the Company completed an underwritten public offering of 29,500,000 shares of the Company's common stock, including 3,847,826 shares issued and sold to the underwriters upon the exercise in full of their option to purchase additional shares, at a price of $5.75 per share, for aggregate gross proceeds of $169.6 million, before deducting underwriting discounts and commissions and other offering expenses of $10.2 million. The securities in this transaction were offered pursuant to a shelf registration statement on Form S-3 (File No. 333-224627) that was filed with the SEC on May 3, 2018 and declared effective by the SEC on May 17, 2018 and an additional registration statement on Form S-3 (File No. 333-251211) filed pursuant to Rule 462(b) which became automatically effective on December 9, 2020.
(c)2020 Registered Direct Offering

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
(d)2020 Charter Amendment
On June 4, 2020, the Company's stockholders approved an increase to the number of authorized shares of its common stock from 101,250,000 shares to 151,875,000 shares. The Company filed an amendment to its certificate of incorporation on June 4, 2020 to effect such increase.
(e)2020 Sales Agreement with JonesTrading Institutional Services LLC
On March 4, 2020, the Company entered into a Capital on Demand™ Sales Agreement (the “Sales Agreement”) with JonesTrading to sell from time to time up to $30.0 million of the Company’s common stock through an “at-the-market” equity offering program under which JonesTrading acted as sales agent. Subject to the terms and conditions of the Sales Agreement, JonesTrading could sell the common stock by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on the Nasdaq Global Market, on any other existing trading market for the common stock or to or through a market maker other than on an exchange. In addition, with the Company’s prior written approval, JonesTrading could also sell the common stock by any other method permitted by law, including in privately negotiated transactions.
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
(f)Aspire Capital Fund LLC
On February 26, 2020, the Company entered into a common stock purchase agreement (the “Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) for the sale of up to $30.0 million of the Company's common stock. Under the terms of the Agreement, Aspire Capital has committed to purchase such shares of the Company's common stock at the Company’s request, from time to time during a 30-month period at prices based on the market price at the time of each sale, subject to specified terms and limitations.
Aspire Capital made an initial investment of $3.0 million through the purchase of 2,693,965 shares of the Company's common stock. In 2020, Aspire Capital subsequently purchased an additional 4,650,000 shares of the Company's common stock for $5.4 million. In addition, as consideration for Aspire Capital’s obligation under the Agreement, the Company issued 646,551 shares of common stock to Aspire Capital as a commitment fee. As of March 31, 2021 and December 31, 2020, a total of $21.6 million remained available under the Agreement. The Company did not sell shares of common stock under the Agreement during the three months ended March 31, 2021. Except for the initial investment, the Company did not sell share of common stock under the Agreement during the three months ended March 31, 2020.
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

11.     Stock Plans and Stock-Based Compensation
As of March 31, 2021, the Company had two shareholder-approved, stock-based compensation plans: (i) the Amended and Restated 2010 Employee Stock Purchase Plan, (“ESPP”), adopted by the Board of Directors in April 2017 and approved by shareholders in June 2017, and (ii) the Third Amended and Restated 2010 Stock Incentive Plan, (“2010 Plan”). New employees are typically issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan.
The Third Amended and Restated 2010 Stock Incentive Plan
The 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s Board of Directors. On June 4, 2020 the Company's shareholders approved an amendment to the Company's Third Amended and Restated 2010 Stock Incentive Plan to reserve an additional 1,300,000 shares of common stock for issuance under the 2010 Plan. The Company can issue up to 12,190,000 shares of its common stock pursuant to awards granted under the 2010 Plan. Options become exercisable as determined by the Board of Directors and expire up to ten years from the date of grant. The 2010 Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights (“SARs”), will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3 shares per share under the award to be removed from the available share pool. As of March 31, 2021 the Company had only granted options to purchase shares of the Company’s common stock with an exercise price equal to the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date. As of March 31, 2021, 2,590,840 shares remained available for grant under the 2010 Plan.
Stock Options
During the quarter ended March 31, 2021, the Company’s board of directors granted options to purchase 1,086,000 shares of the Company’s common stock to the officers and employees of the Company, under the 2010 Plan. Shares granted to officers and employees vest as to 25% of the shares underlying the award on the first anniversary of the grant date and as to an additional 6.25% of the shares underlying the award at the end of each subsequent quarter, based upon continued employment over a four year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the Nasdaq Global Market on the grant dates.
During the quarter ended March 31, 2021, the Company’s board of directors granted options to its non-employee directors to purchase 132,000 shares of common stock under the 2010 Plan, which will vest and become exercisable one year from the grant date. In addition, the Company's board of directors issued options to newly-hired employees as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan to purchase 185,000 shares of common stock. These options will vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option on each successive three-month period thereafter. All option awards are exercisable at a price equal to the closing price of the Company’s common stock on the Nasdaq Global Market on the grant dates.
A summary of stock option activity under the 2010 Plan and inducement awards are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2020	8,668,005	$2.71	7.98
Granted	1,403,000	9.13
Exercised	(31,649)	2.49
Canceled	(43,325)	11.05
Outstanding, March 31, 2021	9,996,031	$3.57	8.06	$79,202
Exercisable at March 31, 2021	4,939,398	$3.59	7.35	$39,909
Vested and unvested expected to vest at March 31, 2021	9,560,551	$3.54	8.02	$76,109

The weighted average grant date fair values of the stock options granted during the three months ended March 31, 2021 and 2020 were $9.13 and $0.76, respectively, and were calculated using the following estimated assumptions:

	Three Months Ended March 31,
	2021	2020
Expected term (years) – directors, officers and employees	5.5	5.5
Risk free interest rate	0.4-0.7%	0.9-1.7%
Expected Volatility	107%	80%
Expected Dividends	None	None
As of March 31, 2021, there was approximately $11.3 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, net of the impact of estimated forfeitures that is expected to be recognized as expense over a weighted average period of 2.55 years. The intrinsic value of employee stock options exercised during the three months ended March 31, 2021 was $0.3 million. There were no options exercised during the three months ended March 31, 2020.
Restricted Stock Awards
The following table presents a summary of unvested restricted stock awards (“RSAs”) under the 2010 Plan as of March 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2020	20,624	$3.45
Awarded	—	—
Vested	(10,312)	3.45
Forfeited	—	—
Unvested, March 31, 2021	10,312	$3.45
As of March 31, 2021, there were 10,312 shares outstanding covered by RSAs that are expected to vest. The weighted average grant date fair value of these shares of restricted stock was $3.45 per share and the aggregate fair value of these shares of restricted stock was approximately $0.1 million. As of March 31, 2021, there was an immaterial amount less than $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to RSAs granted to officers, which are expected to be recognized as expense over a remaining weighted average period of 0.81 years.
Second Amended and Restated 2010 Employee Stock Purchase Plan
The Company has reserved 2,000,000 shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning of the enrollment period or ending date of the purchase period within a two-year enrollment period, as defined. The Company has four six-month purchase periods per each two-year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two-year enrollment resets at the new lower stock price. This aspect of the plan was amended in 2017. Prior to 2017, the plan included two six-month purchase periods per year with no defined enrollment period. No shares were issued under the ESPP during the three months ended March 31, 2021. As of March 31, 2021, there were 1,597,390 shares available for future purchase under the ESPP.
ESPP compensation expense for the three months ended March 31, 2021 and 2020 was not material.

Total Stock-Based Compensation Expense
For the three months ended March 31, 2021 and 2020, the Company recorded stock-based compensation expense to the following line items in its costs and expenses section of the Condensed Consolidated Statements of Operations and Comprehensive Loss, including expense related to its ESPP:

	Three Months Ended March 31,
(in thousands)	2021	2020
Research and development expenses	$338	$170
General and administrative expenses	761	455
Total stock-based compensation expense	$1,099	$625
12.     Loss Per Common Share
Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 2021 and 2020, because the effect of the potential common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist of stock options outstanding of 9,996,031 and 9,360,427 as of March 31, 2021 and 2020, respectively.
13.     Related Party Transactions
(a)Agreement with Head of Research and Development - Robert E. Martell, M.D., Ph.D.
On October 17, 2018, the Company entered into an exclusive option and license agreement with Epi-Cure Pharmaceuticals, Inc., (“Epi-Cure”) a privately held early stage biotechnology company. Robert E. Martell, M.D., Ph.D., the Company’s Head of Research and Development and a former director of the Company, is a founder of Epi-Cure, was formerly an officer and director of Epi-Cure, and is currently a holder of a convertible promissory note to Epi-Cure. Under the terms of the option and license agreement, Epi-Cure granted Curis an exclusive option to certain program compounds that may arise during the initial research and development period, and any extension thereof. Upon execution of the option and license agreement, the Company paid Epi-Cure an upfront payment of $0.1 million for legal and consulting costs incurred by Epi-Cure in connection with the transaction. In July 2019, the Company extended the research and development period of the program until April 2020, as permitted under the terms of the agreement.
Under the terms of the agreement, Epi-Cure had primary responsibility for conducting research and development activities and Curis was responsible for funding up to $0.5 million of the research and development program costs and expenses during the initial research and development period. After the end of the research and development period, which ended in April 2020, Curis had sixty days to elect to exercise its option to license the program compounds. In June 2020, the Company decided not to exercise its option to license the program compounds, and the agreement expired.
In 2020, the Company expensed $0.1 million of fees related to this agreement. No expense was incurred following the expiration of the agreement in June 2020.
Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements, based on current expectations and related to future events and our future financial and operational performance, that involve risks and uncertainties. You should review the discussion above under the heading “Risk Factor Summary,” the risk factors detailed further in Item 1A, "Risk Factors" of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2020, and, if applicable, those included under Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used throughout this report, the terms “the Company,” “we,” “us,” and “our” refer to the business of Curis, Inc. and its wholly owned subsidiaries, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc.

Overview
We are a biotechnology company focused on the development of first-in-class and innovative therapeutics for the treatment of cancer.
We conduct our research and development programs both internally and through strategic collaborations. Our clinical stage drug candidates are:
•CA-4948, an orally-available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4, or IRAK4, which is currently undergoing testing in a Phase 1/2 open-label dose escalating clinical trial in patients with non-Hodgkin lymphomas, including those with Myeloid Differentiation Primary Response Protein 88, or MYD88 alterations. We reported updated preliminary clinical data from the study in December 2020. The trial was amended to include a combination study of CA-4948 and ibrutinib, a BTK inhibitor, in patients with non-Hodgkin lymphomas for which we enrolled the first patient in February 2021. We expect to provide initial data from the combination study in the second half of 2021. We are also conducting a separate Phase 1/2 open-label, single arm dose escalating and expansion trial in patients with acute myeloid leukemia, or AML, and myelodysplastic syndromes, or MDS, and announced preliminary clinical data from this study in December 2020. The study was amended in April 2021 to include dose escalation cohorts of CA-4948 in combination with azacitadine or venetoclax. In April 2021, CA-4948 was granted Orphan Drug Designation for the treatment of AML and MDS by the U.S. Food and Drug Administration, or FDA.
•CI-8993, a monoclonal antibody designed to antagonize the V-domain Ig suppressor of T cell activation, or VISTA signaling pathway. In June 2020, we announced the FDA had cleared our Investigational New Drug, or IND, application for CI-8993. In September 2020, we began enrollment in our Phase 1 trial of CI-8993 in patients with solid tumors. We have an option to license CI-8993 from ImmuNext, Inc., or ImmuNext.
Our pipeline also includes the following:
•Fimepinostat, a small molecule that potently inhibits the activity of histone deacetylase, or HDAC, and phosphotidyl-inositol 3 kinase, or PI3 kinase enzymes, which has been granted Orphan Drug Designation and Fast Track Designation for the treatment of diffuse large B-cell lymphoma, or DLBCL, by the FDA in April 2015 and May 2018, respectively. In 2019, we began enrollment in a Phase 1 combination study with venetoclax in DLBCL patients, including patients with translocations in both MYC and the BCL2 gene, also referred to as double-hit lymphoma, or high-grade B-cell lymphoma, or HGBL. We reported preliminary clinical data from this combination study in December 2019. In March 2020, we announced that although we observed no significant drug-drug interaction in our Phase 1 study of fimepinostat in combination with venetoclax, we did not see an efficacy signal that would warrant continuation of the study. Accordingly, no further patients will be enrolled in this study. We are currently evaluating future studies for fimepinostat.
•CA-170, a small molecule antagonist of VISTA and PDL1, for which we announced initial data from a clinical study in patients with mesothelioma in conjunction with the Society of Immunotherapy of Cancer conference in November 2019. Based on this data, no further patients will be enrolled in the study. We are currently evaluating future studies for CA-170.
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
In January 2015, we entered into an exclusive collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene, which was amended in September 2016 and February 2020. As of March 31, 2021, we have licensed four programs under the Aurigene collaboration.

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
Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis and have an accumulated deficit of $1.1 billion as of March 31, 2021. For the three months ended March 31, 2021, we incurred a net loss of $9.9 million and used $13.2 million of cash in operations. We expect that our $168.4 million cash, cash equivalents and investments as of March 31, 2021 should enable us to maintain our planned operations into 2024. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
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
COVID-19 Pandemic
The COVID-19 pandemic has spread worldwide, causing many governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce. While the COVID-19 pandemic has had adverse effects on our business and we expect the outbreak to have an adverse effect on our business, financial conditions and results of operations in the future, we are unable to predict the extent or nature of the future progression of the COVID-19 pandemic or its effects on our business and operations at this time.
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
Key Drivers
We believe that near term key drivers to our success will include:
•our ability to successfully plan, finance and complete current and planned clinical trials for CA-4948 and CI-8993, as well as for such clinical trials to generate favorable data; and
•our ability to raise additional financing, when required, to fund operations.
In the longer term, a key driver to our success will be our ability, and the ability of any current or future collaborator or licensee, to successfully develop and commercialize drug candidates.
Our Collaborations and License Agreements
For information regarding our collaboration and license agreements, refer to Note 9, Research and Development Collaborations, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and Note 11, Research and Development Collaborations, in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission, or SEC, on March 16, 2021.
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
Revenue. We do not expect to generate any revenues from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including royalty payments. Since the first quarter of 2012, we have recognized royalty revenues related to Genentech’s sales of Erivedge and we expect to continue to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. However, a portion of our royalty and royalty-related revenues under our collaboration with Genentech will be paid to the Purchasers, pursuant to the Oberland Purchase Agreement. The Oberland Purchase Agreement will terminate upon the earlier to occur of (i) the date on which Curis Royalty’s rights to receive the Purchased Receivables owed by Genentech under the Genentech collaboration agreement have terminated in their entirety and (ii) the date on which payment in full of the put/call price is received by the Purchasers pursuant to the Purchasers’ exercise of their put option or Curis Royalty’s exercise of its call right.For additional information regarding the terms and termination provisions of this agreement, see Note 8, Liability Related to the Sale of Future Royalties, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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

•sublicense payments;
•the costs of supplies and reagents;
•occupancy and depreciation charges;
•certain payments that we make under our collaboration agreements, including, for example, semi-annual payments, option exercise fees and milestone payments;
•payments that we are obligated to make to certain third-party university licensors upon our receipt of payments from Genentech related to the achievement of clinical development and regulatory objectives under our collaboration agreement; and
•internal and external costs of complying with the requirements of the FDA or another regulatory authority.
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
Any changes in the outcome of any of these variables with respect to the development of our product candidates could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time to complete clinical development of that product candidate. We may never obtain regulatory approval for any of our product candidates. If we do obtain regulatory approval for our product candidates, drug commercialization will take several years and millions of dollars in development costs.
A further discussion of some of the risks and uncertainties associated with completing our research and development programs on schedule, or at all, and some consequences of failing to do so, are set forth under Item 1A, "Risk Factors" of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
During the three months ended March 31, 2021, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 16, 2021.
Results of Operations
Three Months Ended March 31, 2021 and March 31, 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,		Percentage Increase (Decrease)
	2021	2020
	(in thousands)
Revenues, net:	$2,189	$2,709	(19)%
Costs and expenses:
Cost of royalty revenues	109	125	(13)%
Research and development	6,757	7,473	(10)%
General and administrative	4,123	3,593	15%
Other expense, net	1,127	1,227	(8)%
Net loss	$(9,927)	$(9,709)	2%

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase (Decrease)
	2021	2020
	(in thousands)
Revenues, net:
Royalties	$2,187	$2,515	(13)%
Other revenue	—	211	(100)%
Contra revenue, net	2	(17)	(100)%
Total revenues, net	$2,189	$2,709	(19)%
Total revenues of $2.2 million decreased by 19% for the three months ended March 31, 2021 as compared to the the same period in 2020. The decrease was driven by a reduction in royalty revenues arising from Genentech and Roche’s net sales of Erivedge during the three months ended March 31, 2021, as compared to the prior year period, and due to the inclusion of a milestone payment from an out-licensed technology that occurred in the first quarter of 2020 for which there was no such amount in 2021.
Cost of Royalty Revenues. Cost of royalty revenues decreased by 13% for the three months ended March 31, 2021 as compared to the same period in 2020, which is consistent with the increase in royalty revenue. We are obligated to make payments to two university licensors on royalties that Curis Royalty earns from Genentech on net sales of Erivedge.

Research and Development Expenses. The following table summarizes our research and development expenses incurred during the periods indicated:

	For the Three Months Ended March 31,		Percentage Increase (Decrease)
	2021	2020
	(in thousands)
Direct research and development expenses	$4,268	$5,283	(19)%
Employee related expenses	2,064	1,747	18%
Facilities, depreciation and other expenses	425	443	(4)%
Total research and development expenses	$6,757	$7,473	(10)%

Research and development expenses were $6.8 million for the three months ended March 31, 2021 as compared to $7.5 million in the same period in 2020, a decrease of approximately $0.7 million, or 10%. Direct research and development expenses decreased by $1.0 million for the three months ended March 31, 2021 as compared to the same period in 2020. The decrease in direct research and development expenses for the quarter is primarily attributable to the upfront license fee expense from our option and license agreement with ImmuNext that occurred during the first quarter of 2020. These costs were partially offset by a $0.3 million increase in employee related costs.

We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance our programs, including clinical and preclinical development costs, manufacturing, option exercise fees, and potential milestone payments upon achievement of certain milestones.
General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase (Decrease)
	2021	2020
	(in thousands)
Personnel	$1,178	$1,116	6%
Occupancy and depreciation	146	123	19%
Legal services	865	1,182	(27)%
Professional and consulting services	757	388	95%
Insurance costs	154	106	45%
Stock-based compensation	761	455	67%
Other general and administrative expenses	262	223	17%
Total general and administrative expenses	$4,123	$3,593	15%
General and administrative expenses were $4.1 million for the three months ended March 31, 2021, as compared to $3.6 million in the same period in 2020, an increase of $0.5 million, or 15%. The increase in general administrative expense was driven primarily by higher costs for stock-based compensation and professional and consulting services, partially offset by lower legal services costs during the three months ended March 31, 2021.
Other Expense. Other expense decreased by $0.1 million, or 8% for the three months ended March 31, 2021 as compared to the same period in 2020. Net other expense for the first quarters of 2021 and 2020 primarily consisted of imputed interest expense related to future royalty payments.
Liquidity and Capital Resources
We have financed our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments and research and development funding from our corporate collaborators, debt financings, and the monetization of certain royalty rights. See “Funding Requirements” and Note 1 to the Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q for a further discussion of our liquidity.
At March 31, 2021, our principal sources of liquidity consisted of cash, cash equivalents and investments of $168.4 million, excluding our restricted cash of $0.8 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase. Our short and long-term investments primarily include commercial paper and securities. We maintain cash balances with financial institutions in excess of insured limits.
Common Stock Purchase Agreement
In February 2020, we entered into a common stock purchase agreement, or the “Agreement”, with Aspire Capital Fund, LLC, or Aspire Capital,for the sale of up to $30.0 million of our common stock. Under the terms of the Agreement, Aspire Capital has committed to purchase such shares of our common stock at our request, from time to time during a 30-month period at prices based on the market price at the time of each sale, subject to specified terms and limitations.
Aspire Capital made an initial investment of $3.0 million through the purchase of 2,693,965 shares of the our common stock. In 2020, Aspire Capital subsequently purchased an additional 4,650,000 shares of our common stock for $5.4 million. In addition, as consideration for Aspire Capital’s obligation under the Agreement, we issued 646,551 shares of common stock to Aspire Capital as a commitment fee. We also entered into a registration rights agreement with Aspire Capital in connection with our entry into the Agreement in which we agreed to file with the SEC one or more registration statements, as necessary, and to the extent permissible and subject to certain exceptions, to register under the Securities Act, the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the Agreement. As of March 31, 2021 and December 31, 2020, a total of $21.6 million remained available under the Agreement. We did not sell shares of common stock under this Agreement during the three months ended March 31, 2021 and March 31, 2020.
Under the terms of the Agreement, we have the right to sell up to 150,000 shares of common stock per day to Aspire Capital, which total may be increased by mutual agreement up to an additional 2,000,000 shares per day. The extent to which we rely on Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.
Pursuant to the Agreement, we will control the timing and amount of the further sale of our common stock to Aspire Capital. We plan to use the proceeds for general corporate purposes, including research and development, clinical trial activity and working capital. There are no restrictions on future financings and there are no financial covenants, participation rights, rights of first refusal, or penalties in the Agreement. We have the right to terminate the Agreement at any time without any additional cost or penalty.
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
On March 16, 2021, we entered into a Sales Agreement with Cantor Fitzgerald & Co., or Cantor, and JonesTrading Institutional Services LLC, or JonesTrading, to sell from time to time up to $100.0 million of our common stock through an “at the market offering” program under which Cantor and JonesTrading act as sales agents. To date, we have not made any sales of common stock pursuant to the sales agreement. The securities in this transaction were offered pursuant to an automatic shelf registration statement of securities on Form S-3ASR (File No. 333-254362) that was filed with the SEC on March 16, 2021.
Debt Financing

On April 21, 2020, we entered into a promissory note evidencing an unsecured $0.9 million loan, or the PPP Loan, under the Paycheck Protection Program, or PPP, of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The PPP Loan was made by Silicon Valley Bank, or SVB, and has a term of 24-months and an interest rate of 1%. Interest and principal payments have been deferred to the third quarter of 2021. We may prepay the PPP Loan at any time without payment of penalty or premium. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties or provisions of the promissory note, and cross-default provisions. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts we owe, and/or filing suit and obtaining judgment against us.
Under the terms of the CARES Act and the Paycheck Protection Program Flexibility Act of 2020, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. We applied for forgiveness in 2020. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. Any forgiveness of the PPP Loan will be made in accordance with U.S. Small Business Administration, or SBA, requirements and subject to approval by SVB. We will remain responsible for amounts due under the promissory note that are not forgiven, together with interest accrued and unpaid thereon at the rate set forth above. Interest payable on the PPP Loan may be forgiven only if the SBA agrees to pay such interest on the forgiven principal amount of the PPP Loan. There is no assurance that any interest payable on the PPP Loan will be forgiven in whole or in part. As of March 31, 2021, we have not made any principal or interest payments on the PPP Loan. As of March 31, 2021, we recorded the full obligation of the PPP Loan of $0.9 million as short-term debt.
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
Milestone Payments and Monetization of Royalty Rights
We have received aggregate milestone payments totaling $59.0 million under our collaboration with Genentech since 2012. In addition, we began receiving royalty revenues in 2012 in connection with Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. Erivedge royalty revenues received after December 2012 have been used to repay Curis Royalty’s outstanding principal and interest under the loans due to BioPharma-II and HealthCare Royalty. A portion of Erivedge royalty and royalty-related revenue payments will be paid to the Purchasers pursuant to the Oberland Purchase Agreement. We also remain entitled to receive any contingent payments upon achievement of clinical development objectives and royalty payments related to sales of Erivedge pursuant to our collaboration agreement with Genentech and certain contingent payments upon achievement of contractually specified royalty revenue payment amounts related to sales of Erivedge pursuant to the Oberland Purchase Agreement. Upon receipt of any such payments, as well as on royalties received in any territory other than Australia, we are required to make payments to certain university licensors totaling 5% of these amounts. In addition, for royalties that Curis Royalty receives from Roche’s sales of Erivedge in Australia, we were obligated to make payments to university licensors of 2% of Roche’s direct net sales in Australia until the expiration of the patent in April 2019. After April 2019, the amount we are obligated to pay in Australia decreased to 5% of the royalty payments that Curis Royalty receives from Genentech.
Cash Flows
Cash flows for operations have primarily been used for salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods.
Net cash used in operating activities of $13.2 million during the three months ended March 31, 2021 was primarily the result of our net loss for the period of $9.9 million, offset by non-cash charges consisting of stock-based compensation, non-cash lease expense, depreciation, and non-cash imputed interest totaling $1.5 million. Accounts payable, accrued expenses and operating lease liability decreased by $3.6 and prepaid expenses and other assets increased by $2.1 million. These changes increased cash utilization. Accounts receivable decreased $0.9 million and reduced cash utilization .
Net cash used in operating activities of $9.0 million during the three months ended March 31, 2020 was primarily the result of our net loss for the period of $9.7 million, offset by non-cash charges consisting of stock-based compensation, amortization of debt issuance costs, non-cash lease expense, depreciation, and non-cash imputed interest totaling $1.1 million. Operating lease liability decreased by $0.2 million. Accounts payable and accrued and other liabilities decreased $0.7 million, and accounts receivable decreased $0.7 million related to a decrease in Erivedge royalties. Prepaid expenses and other assets increased by $0.2 million.
We expect to continue to use cash in operations as we seek to advance our drug candidates and our programs under our collaboration agreements with Aurigene and ImmuNext. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.
Investing activities used cash of $4.1 million and provided cash of $4.8 million for the three months ended March 31, 2021 and 2020, respectively, resulting primarily from net investment activity from purchases and sales or maturities of investments for the respective periods.
Financing activities used cash of $1.3 million for the three months ended March 31, 2021, primarily due to the payment of our liability under the Oberland Purchase Agreement.
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
Funding Requirements
We have incurred significant losses since our inception. As of March 31, 2021, we had an accumulated deficit of approximately $1.1 billion. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for CA-4948 and CI-8993 as well as development candidates we have and continue to license under our collaborations with Aurigene and ImmuNext. We will require substantial additional capital to fund the further development of these programs, as well as to fund our general and administrative costs and expenses. Moreover, our agreements with collaborators impose significant potential financial obligations on us. For example, under our collaboration, license and option agreement with Aurigene, we are required to make milestone, royalty and option fee payments for discovery, research and preclinical development programs that will be performed by Aurigene, which impose significant potential financial obligations on us. In addition, if we choose to exercise our option under the option and license agreement with ImmuNext, or the ImmuNext Agreement, we will be required to make milestone, royalty, and option fee payments in connection with the development of CI-8993.
Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments of $168.4 million as of March 31, 2021, should enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for, or preventing the marketing of, any of our product candidates, which could adversely affect our business prospects, and we may be unable to continue our operations.
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
•unexpected losses in our cash investments or an inability to otherwise liquidate our cash investments due to unfavorable conditions in the capital markets; and
•impacts resulting from the COVID-19 pandemic and responsive actions relating thereto.
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
Contractual Obligations

There have been no material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of March 31, 2021.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1A.    RISK FACTORS
There have been no material changes in our risk factors from those previously disclosed in Item 1A., “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 16, 2021.

Item 6.    Exhibits

Exhibit Number	Description
10.1
Sales Agreement, dated March 16, 2021, by and among Curis, Inc., Cantor Fitzgerald & Co. and JonesTrading Institutional Services, LLC (incorporated by reference to Exhibit 1.2 to the Company’s Form S-3ASR (File No. 333-254362), filed with the SEC on March 16, 2021.

31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2 *	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350
32.2 *	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS *	InLine XBRL Instance Document

101.SCH *	InLine XBRL Taxonomy Extension Schema Document

101.CAL *	InLine XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	InLine XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	InLine XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	InLine XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File

* Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURIS, INC.

Dated:	May 12, 2021	By:	/S/ JAMES E. DENTZER
James E. Dentzer
President and Chief Executive Officer
(Principal Executive Officer)

CURIS, INC.

		By:	/S/ WILLIAM STEINKRAUSS
William Steinkrauss
Chief Financial Officer
(Principal Financial and Accounting Officer)