Form 10-Q
period 2021-06-30
CURIS INC
filed 2021-08-03
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 28, 2021, there were 91,596,369 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

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
Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. We therefore caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in these forward-looking statements include the factors discussed below under the heading “Risk Factor Summary,” and the risk factors detailed further in Item 1A, "Risk Factors" of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 and, if applicable, those included under Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
•We rely on Genentech and Roche for the successful commercialization of Erivedge, and if they do not successfully commercialize Erivedge for advanced basal cell carcinoma, or BCC, our future prospects may be substantially harmed.
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

PART I—FINANCIAL INFORMATION
Item 1.    UNAUDITED FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$75,026	$129,610
Short-term investments	77,544	38,884
Accounts receivable	2,379	3,043
Prepaid expenses and other current assets	1,583	1,215
Total current assets	156,532	172,752
Long-term investments	8,112	14,564
Property and equipment, net	580	663
Restricted cash, long-term	816	816
Operating lease right-of-use asset	6,171	6,578
Goodwill	8,982	8,982
Other assets	—	3
Total assets	$181,193	$204,358
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,051	$4,166
Accrued liabilities	3,183	3,625
Current portion of operating lease liability	632	1,731
Current portion long-term debt	—	557
Total current liabilities	7,866	10,079
Long-term operating lease liability	4,713	5,040
Liability related to the sale of future royalties, net	56,140	58,235
Long-term debt	—	334
Total liabilities	68,719	73,688
Stockholders’ equity:
Common stock, $0.01 par value—227,812,500 shares authorized; 91,596,369 shares issued and outstanding at June 30, 2021; 151,875,000 shares authorized; 91,502,461 shares issued and outstanding at December 31, 2020	916	915
Additional paid-in capital	1,179,215	1,176,647
Accumulated deficit	(1,067,654)	(1,046,889)
Accumulated other comprehensive income	(3)	(3)
Total stockholders’ equity	112,474	130,670
Total liabilities and stockholders’ equity	$181,193	$204,358

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues, net:
Royalties	$2,348	$2,446	$4,535	$4,961
Other revenue	1	—	1	211
Contra revenue, net	(63)	(86)	(61)	(104)
Total revenues, net	2,286	2,360	4,475	5,068
Costs and expenses:
Cost of royalties	116	122	225	247
Research and development	8,753	5,282	15,510	12,754
General and administrative	4,067	2,386	8,190	5,980
Total costs and expenses	12,936	7,790	23,925	18,981
Loss from operations	(10,650)	(5,430)	(19,450)	(13,913)
Other expense:
Interest income	58	5	104	55
Imputed interest expense related to the sale of future royalties	(1,136)	(1,284)	(2,309)	(2,581)
Other income (expense), net	890	1	890	22
Total other expense	(188)	(1,278)	(1,315)	(2,504)
Net loss	$(10,838)	$(6,708)	$(20,765)	$(16,417)
Net loss per common share (basic and diluted)	$(0.12)	$(0.17)	$(0.23)	$(0.44)
Weighted average common shares (basic and diluted)	91,547,390	39,517,045	91,527,563	36,985,117
Net loss	$(10,838)	$(6,708)	$(20,765)	$(16,417)
Other comprehensive income:
Unrealized gain (loss) on marketable securities	6	—	—	—
Comprehensive loss	$(10,832)	$(6,708)	$(20,765)	$(16,417)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
December 31, 2020	91,502,461	$915	$1,176,647	$(1,046,889)	$(3)	$130,670
Recognition of stock-based compensation	—	—	1,099	—	—	1,099
Exercise of stock options	31,811	1	78	—	—	79
Unrealized gain (loss) on marketable securities	—	—	—	—	(6)	(6)
Net loss	—	—	—	(9,927)	—	(9,927)
March 31, 2021	91,534,272	$916	$1,177,824	$(1,056,816)	$(9)	$121,915
Recognition of stock-based compensation	—	—	1,275	—	$—	1,275
Issuance of stock under Employee Stock Purchase Plan	20,791	—	68	—	—	68
Exercise of stock options	41,306	—	48	—	—	48
Unrealized gain (loss) on marketable securities	—	—	—	—	6	6
Net loss	—	—	—	(10,838)	—	(10,838)
June 30, 2021	91,596,369	$916	$1,179,215	$(1,067,654)	$(3)	$112,474

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount
December 31, 2019	33,241,793	$332	$982,738	$(1,016,981)	$—	$(33,911)
Recognition of stock-based compensation	—	—	625	—	—	625
Issuance of shares in connection with Aspire Capital Agreement, net of issuance costs	3,340,516	34	2,692	—	—	2,726
Net loss	—	—	—	(9,709)	—	(9,709)
March 31, 2020	36,582,309	$366	$986,055	$(1,026,690)	$—	$(40,269)
Issuance of stock under registered direct offering, net of issuance costs	14,000,000	140	15,825	—		15,965
Recognition of stock-based compensation	—	—	585	—		585
Issuance of stock under Employee Stock Purchase Plan	41,583	—	29	—	—	29
Exercise of stock options	15,156	—	18	—	—	18
Net loss	—	—	—	(6,708)	—	(6,708)
June 30, 2020	50,639,048	$506	$1,002,512	$(1,033,398)	$—	$(30,380)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(20,765)	$(16,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84	64
Non-cash lease expense	407	260
Stock-based compensation expense	2,374	1,210
Non-cash imputed interest expense related to the sale of future royalties	3	10
Net amortization of premiums and discounts on marketable securities	634	30
Gain on forgiveness of PPP Loan	(890)	—
Changes in operating assets and liabilities:
Accounts receivable	664	758
Prepaid expenses and other assets	(366)	60
Accounts payable and accrued and other liabilities	(557)	107
Operating lease liability	(1,426)	(229)
Total adjustments	927	2,270
Net cash used in operating activities	(19,838)	(14,147)
Cash flows from investing activities:
Purchase of investments	(54,947)	—
Sales and maturities of investments	22,105	5,082
Purchase of property and equipment	—	(499)
Net cash provided by (used in) investing activities	(32,842)	4,583
Cash flows from financing activities:
Proceeds from PPP Loan	—	890
Proceeds of Aspire Capital Agreement, net of issuance costs	—	2,726
Proceeds of direct placement	—	17,500
Payment of issuance costs on direct placement	—	(1,111)
Proceeds from issuance of common stock under the Company's share-based compensation plan	195	47
Payment of liability of future royalties, net of imputed interest	(2,099)	(2,297)
Net cash provided by (used in) financing activities	(1,904)	17,755
Net decrease in cash and cash equivalents and restricted cash	(54,584)	8,191
Cash and cash equivalents and restricted cash, beginning of period	130,426	16,399
Cash and cash equivalents and restricted cash, end of period	$75,842	$24,590
Supplemental cash flow data:
Accrued issuance costs	—	$424
Property and equipment purchases in accounts payable	—	147
Cash paid for interest	2,305	2,324
Non-cash commitment shares issued to Aspire Capital	—	900
Right-of-use assets obtained in exchange for lease liabilities	—	7,260

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
The Company conducts its research and development programs both internally and through strategic collaborations. The Company’s clinical stage drug candidates are:
•CA-4948, an orally available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4 ("IRAK4"), which is currently undergoing testing in a Phase 1/2 open-label dose escalating clinical trial in patients with non-Hodgkin lymphomas, including those with myeloid Differentiation Primary Response Protein 88 (“MYD88”) alterations. The trial was amended to include a combination study of CA-4948 and ibrutinib, a BTK inhibitor, in patients with non-Hodgkin lymphomas for which the Company enrolled the first patient in February 2021. The Company is also conducting a separate Phase 1/2 open-label, single arm dose escalating and expansion trial in patients with acute myeloid leukemia (“AML”) and myelodysplastic syndromes (“MDS”). The study was amended in April 2021 to include dose escalation cohorts of CA-4948 in combination with azacitidine or venetoclax. In April 2021, CA-4948 was granted Orphan Drug Designation for the treatment of AML and MDS by the U.S. Food and Drug Administration ("FDA"). In June 2021, we reported updated preliminary clinical data from the Phase 1/2 study in patients with AML or MDS and announced the recommended Phase 2 dose for monotherapy dose expansion.
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

As of June 30, 2021, the Company had licensed four programs under the Aurigene collaboration.
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
The COVID-19 pandemic has had and may continue to have an adverse effect on the Company’s business, financial condition, results of operations, and prospects. With respect to ongoing clinical trials, the anticipated timing of enrollment and the overall timelines of the trials have experienced delays and could be further delayed to the extent the Company experiences further delays in enrollment due to the COVID-19 pandemic. The Company’s ability to collect patient data in a timely fashion may also be impacted. The Company experienced delays in closing down its clinical trial sites related to its fimepinostat and CA-170 trials due to restrictions on non-essential workers imposed at those sites in response to COVID-19, which delayed the winding down of these trials. In addition, the Company and its collaborators, third-party contract manufacturers, contract research organizations and clinical sites could experience delays or disruptions in supply and release of product candidates and/or procuring items that are essential for the Company's research and development activities, including, for example, raw materials used in the manufacturing of its product candidates, basic medical and laboratory supplies used in its clinical trials or preclinical studies, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. The Company cannot be certain what the overall impact of the COVID-19 pandemic will be on its business.
The Company is subject to risks common to companies in the biotechnology industry as well as risks that are specific to the Company’s business, including, but not limited to: the Company’s ability to obtain adequate financing to fund its operations; the Company’s ability to advance and expand its research and development programs; the impacts of the COVID-19 pandemic and responsive actions related thereto; the Company’s relationship with Aurigene to support development of drug candidates under the parties’ collaboration agreement; the Company’s reliance on Roche and Genentech to successfully commercialize Erivedge in the approved indication of advanced BCC and to progress its clinical development in indications other than BCC; the ability of the Company and its wholly owned subsidiary, Curis Royalty, LLC (“Curis Royalty”) to satisfy the terms of the royalty interest purchase agreement (the “Oberland Purchase Agreement”) with TPC Investments I LP and TPC Investments II LP (the “Purchasers”) each of which is a Delaware limited partnership managed by Oberland Capital Management, LLC, and Lind SA LLC (the “Agent”) a Delaware limited liability company managed by Oberland Capital Management, LLC, as collateral agent for the Purchasers; the Company’s ability to obtain and maintain necessary intellectual property protection; development by the Company’s competitors of new or better technological innovations; the Company's dependence on key personnel; the Company’s ability to comply with regulatory requirements; the Company's ability to obtain and maintain applicable regulatory approvals and commercialize any approved product candidates; the Company’s ability to execute on its overall business strategies and the Company’s ability to maintain its listing on the Nasdaq Global Market.
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
The Company will require substantial funds to maintain research and development programs and support operations. The Company has incurred net losses and negative cash flows from operations since its inception. As of June 30, 2021, the Company had an accumulated deficit of approximately $1.1 billion, and for the six months ended June 30, 2021, the Company incurred a net loss of $20.8 million and used $19.8 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company anticipates that its $160.7 million of existing cash, cash equivalents and investments at June 30, 2021 will be sufficient to fund operations for at least 12 months from the date of filing this Quarterly Report on Form 10-Q.
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
In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at June 30, 2021; the results of operations for the three and six-month periods ended June 30, 2021 and 2020; stockholders' equity (deficit) for the three and six-month periods ended June 30, 2021 and 2020; and the cash flows for the six-month periods ended June 30, 2021 and 2020. The Condensed Consolidated Balance Sheet at December 31, 2020 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
Certain prior period amounts within the statement of cash flows have been reclassified to conform to the current period presentation.
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
The extent to which COVID-19 has had and may continue to have impacts on the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the extent to which it has impacted and may continue to impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business responses to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2021 and through the date of this report. The Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
(c) Cash Equivalents, Restricted Cash, and Investments
Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. All other liquid investments are classified as marketable securities.
The Company classified $0.8 million of its cash as restricted cash as of June 30, 2021 and December 31, 2020. This amount represents the security deposit delivered to the landlord of the Company's current Massachusetts headquarters.
The Company's combined cash and restricted cash balances were $75.8 million and $24.6 million as of June 30, 2021 and June 30, 2020, respectively, as presented on the Company's Condensed Consolidated Statements of Cash Flows.
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
Royalty Revenue
The Company recognizes royalty revenues related to Genentech’s and Roche’s sales of Erivedge. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and where the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company expects to continue recognizing royalty revenue from Genentech’s sales of Erivedge in the U.S. and in other markets where Genentech and Roche successfully obtain marketing approval, if any (see Note 9, Research and Development Collaborations). However, a portion of potential Erivedge royalties will be paid to the Purchasers pursuant to the Oberland Purchase Agreement (see Note 8, Liability Related to the Future Sale of Royalties).
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
Summary
During the three and six months ended June 30, 2021, total gross revenues were 99% from the Company’s collaboration with Genentech. During the three and six months ended June 30, 2020 total gross revenues were 100% and 96%, respectively, from the Company’s collaboration with Genentech. In addition to the revenues received from Genentech, the Company received a milestone payment from a previously out-licensed technology in the first quarter of 2020 that was recorded in other revenues. There were no such revenues recorded during the three and six months ended June 30, 2021.

(f)Segment Reporting
The Company operates in a single reportable segment, which is the research and development of innovative cancer therapeutics.
(g)New Accounting Pronouncements
Recently Adopted
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
In accordance with the fair value hierarchy, the following table shows the fair value as of June 30, 2021 and December 31, 2020 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value. No financial assets or liabilities are measured at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020.

(in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2021:
Cash equivalents:
Money market funds	$60,129	$—	$—	$60,129
Short-term investments:
Corporate commercial paper, bonds and notes	—	77,544	—	77,544
Long-term investments:
Corporate commercial paper, bonds and notes	—	8,112	—	8,112
Total assets at fair value	$60,129	$85,656	$—	$145,785

(in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2020:
Cash equivalents:
Money market funds	$115,278	$—	$—	$115,278
Short-term investments:
Corporate commercial paper, bonds and notes	—	38,884	—	38,884
Long-term investments:
Corporate commercial paper, bonds and notes	—	14,564	—	14,564
Total assets at fair value	$115,278	$53,448	$—	$168,726
4.     Investments
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of June 30, 2021 are as follows:

(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes—short-term	$77,538	$6	$—	$77,544
Corporate bonds and notes—long-term	$8,121	—	(9)	$8,112
Total investments	$85,659	$6	$(9)	$85,656
Short-term investments have maturities ranging from one to twelve months with a weighted-average maturity of 0.5 years at June 30, 2021. The weighted average maturity of long-term investments was 1.3 years at June 30, 2021.
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
No credit losses on available-for-sale securities were recognized during the three and six months ended June 30, 2021 or June 30, 2020. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.
As of June 30, 2021 and December 31, 2020, the Company held no investments that have been in a continuous unrealized loss position for 12 months or longer.
5.     Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Compensation and related costs	$1,902	$2,638
Chemistry, manufacturing and controls costs	512	—
Professional and legal fees	634	307
License fees	—	375
Other	135	305
Total	$3,183	$3,625

6.     Debt
In April 2020, the Company entered into a promissory note evidencing an unsecured $0.9 million loan (the “PPP Loan”) under the Paycheck Protection Program (“PPP”), of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) as administered by the U.S. Small Business Administration (the "SBA"). The PPP Loan was made by Silicon Valley Bank and had a term of 24-months and an interest rate of 1%. Under the terms of the CARES Act and the Paycheck Protection Program Flexibility Act of 2020, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The Company applied for such forgiveness in 2020 and received notification in June 2021 that the SBA has forgiven the PPP Loan in full, including interest accrued on the PPP Loan. During the three months and six months ended June 30, 2021, the Company recorded a gain of $0.9 million to Other income (expense), net for extinguishment of the debt. As of December 31, 2020, the Company recorded short- and long-term debt related to the PPP Loan of $0.6 million and $0.3 million, respectively.
7.     Lease
The Company has a single lease for real estate, including laboratory and office space, and certain equipment. The lease at 128 Spring Street in Lexington, Massachusetts commenced on May 1, 2020 which is the date when the property became available for use to the Company. In accordance with the accounting requirements under ASC 842, the lease obligation was not recorded until its commencement. The discount rate associated with the Company's right-of-use asset is 9.95%.
As of June 30, 2021, the Company had an operating lease liability of $5.3 million and related right-of-use asset of $6.2 million related to its operating lease. As of December 31, 2020, the Company had an operating lease liability of $6.8 million and related right-of-use asset of $6.6 million related to its operating lease. The Company recorded a lease cost of $0.3 million and $0.7 million for the three and six months ended June 30, 2021, respectively. The Company recorded a lease cost of $0.4 and $0.7 million for the three and six months ended June 30, 2020, respectively. The total cash obligation over the seven year term of this lease is approximately $9.3 million, of which $0.3 million was paid during the three months ended June 30, 2021 and $1.7 million was paid during the six months ended June 30, 2021. The payments included a one-time payment of $1.1 million for tenant improvements. The Company did not make cash payments during the three months ended June 30, 2020. The Company paid $0.2 million during the six months ended June 30, 2020.
8.     Liability Related to the Sale of Future Royalties
In March 2019, the Company and Curis Royalty entered into the royalty interest purchase agreement (“Oberland Purchase Agreement”) with entities managed by Oberland Capital Management, LLC (the “Purchasers”). The Company sold to the Purchasers a portion of its rights to receive royalties from Genentech on potential net sales of Erivedge. Concurrently with the closing of the Oberland Purchase Agreement Curis Royalty used a portion of the proceeds to terminate and repay the then existing loan with HealthCare Royalty Partners, III, L.P..
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
The Oberland Purchase Agreement provides that after the occurrence of an event of default as defined under the security agreement by Curis Royalty, the Purchasers shall have the option, for a period of 180 days, to require Curis Royalty to repurchase a portion of certain royalty and royalty related payments, excluding a portion of non U.S. royalties retained by Curis Royalty (the “Purchased Receivables”), at a price (the “Put/Call Price”), equal to a percentage, beginning at a low triple digit percentage and increasing over time up to a low mid triple digit percentage of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. Additionally, Curis Royalty shall have the option at any time to repurchase the Purchased Receivables at the Put/Call Price as of the date of such repurchase. No events of default existed as of June 30, 2021.
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
The Company determined the fair value of the liability related to the sale of future royalties at the time of the Oberland Purchase Agreement to be $65.0 million, with a current effective annual imputed interest rate of 8.0%. The Company incurred $0.6 million of transaction costs in connection with the agreement. These transaction costs are amortized to imputed interest expense over the estimated term of the Oberland Purchase Agreement. The Company determined that the fair value assessment of the liability related to the sale of future royalties is a Level 3 assessment within the valuation hierarchy.
The following table shows the activity with respect to the liability related to the sale of future royalties during the six months ended June 30, 2021.

(in thousands)
Carrying value of liability related to the sale of future royalties at January 1, 2021	$58,235
Amortization of capitalized issuance costs	31
Imputed interest expense recognized for the six months ending June 30, 2021	2,278
Less: payments to Oberland Capital, LLC	(4,404)
Carrying value of liability related to the sale of future royalties at June 30, 2021	$56,140
9.     Research and Development Collaborations

(a)Genentech
In June 2003, the Company licensed its proprietary Hedgehog pathway antagonist technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the U.S. and by Genentech’s parent company, Roche, in several other countries for the treatment of advanced BCC. Pursuant to the agreement, the Company is eligible to receive up to an aggregate of $115.0 million in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, the Company has received $59.0 million in cash milestone payments as of June 30, 2021.
In addition to these payments and pursuant to the collaboration agreement, the Company is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5%. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances.
The Company recognized $2.3 million and $2.4 million in royalty revenue under the Genentech collaboration during the three months ended June 30, 2021 and 2020, respectively. The Company recognized $4.5 million in royalty revenue under the Genentech collaboration during the six months ended June 30, 2021 and $5.0 million during the six months ended June 30, 2020. The Company also recorded costs of royalty revenues within the costs and expenses section of its Condensed Consolidated Statements of Operations and Comprehensive Loss of $0.1 million during the three months ended June 30, 2021 and 2020. The Company recorded $0.2 million of costs of royalty revenues during the six months ended June 30, 2021 and 2020. Cost of royalty revenues comprises 5% of the royalty payments that Curis Royalty receives from Genentech, through February 2022, which the Company is obligated to pay to university licensors.
Under this collaboration, the Company is obligated to reimburse Genentech, and the Company records contra-revenues in its Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company will continue to recognize revenue for expense reimbursement as such reimbursable expenses are incurred, provided that the provisions of ASC 606 are met. Genentech incurred immaterial expense during the three and six months ended June 30, 2021, and 2020.
The Company recorded receivables from Genentech under this collaboration, comprised primarily of Erivedge royalties earned in the first half of 2021 and 2020. The receivable recorded in the Company's current assets section of its Condensed Consolidated Balance Sheets amounted to $2.4 million and $3.0 million as of June 30, 2021 and December 31, 2020, respectively.
As previously discussed in Note 8, Liability Related to the Sale of Future Royalties, a portion of royalty revenues received from Genentech on net sales of Erivedge will be paid to the Purchasers pursuant to the Oberland Purchase Agreement.
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
As of June 30, 2021, the Company has exercised its option to license the following four programs under the collaboration:
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
In addition to the collaboration agreement, the Company has entered into a master development and manufacturing agreement with Aurigene for the supply of drug substance and drug product. Under this agreement, the Company incurred $0.4 million in research and development expense during the three months ended June 30, 2021 and $0.8 million during the six months ended June 30, 2021. The Company recorded $0.5 million in prepaid expenses as of June 30, 2021 associated with this agreement. The Company incurred immaterial expenses related to Aurigene for the three and six months ended June 30, 2020.
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

10.     Common Stock
(a)Charter Amendments
In June 2020, the Company's stockholders approved an increase to the number of authorized shares of its common stock from 101,250,000 shares to 151,875,000 shares. The Company filed an amendment to its certificate of incorporation in June 2020 to effect such increase.
In May 2021, the Company's stockholders approved an increase to the number of authorized shares of its common stock from 151,875,000 shares to 227,812,500 shares. The Company filed an amendment to its certificate of incorporation in May 2021 to effect such increase.
(b)2021 Sales Agreement with Cantor Fitzgerald & Co. and JonesTrading Institutional Services LLC
In March 2021, the Company entered into a sales agreement (the “2021 Sales Agreement”) with Cantor Fitzgerald & Co., or Cantor, and JonesTrading Institutional Services LLC , or JonesTrading, to sell from time to time up to $100.0 million of the Company’s common stock through an “at the market offering” program under which Cantor and JonesTrading act as sales agents. Subject to the terms and conditions of the 2021 Sales Agreement, Cantor and JonesTrading can sell the common stock by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).
Pursuant to the terms of the 2021 Sales Agreement, the aggregate compensation payable to each of Cantor and JonesTrading is 3% of the gross proceeds from sales of the common stock sold by Cantor or JonesTrading, as applicable. Each party agreed in the 2021 Sales Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the 2021 Sales Agreement. To date, the Company has not made any sales of common stock pursuant to the 2021 Sales Agreement.
The securities in this transaction were offered pursuant to an automatic shelf registration statement on Form S-3ASR (File No. 333-254362) that was filed with the SEC on March 16, 2021.
(c)2020 Public Offering
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
(d)2020 Registered Direct Offering
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
(e)2020 Sales Agreement with JonesTrading Institutional Services LLC
In March 2020, the Company entered into a Capital on Demand™ Sales Agreement (the “Sales Agreement”) with JonesTrading to sell from time to time up to $30.0 million of the Company’s common stock through an “at-the-market” equity offering program under which JonesTrading acted as sales agent. Subject to the terms and conditions of the Sales Agreement, JonesTrading could sell the common stock by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on the Nasdaq Global Market, on any other existing trading market for the common stock or to or through a market maker other than on an exchange. In addition, with the Company’s prior written approval, JonesTrading could also sell the common stock by any other method permitted by law, including in privately negotiated transactions.
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
(f)Aspire Capital Fund LLC
In February 2020, the Company entered into a common stock purchase agreement (the “Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) for the sale of up to $30.0 million of the Company's common stock. Under the terms of the Agreement, Aspire Capital has committed to purchase such shares of the Company's common stock at the Company’s request, from time to time during a 30-month period at prices based on the market price at the time of each sale, subject to specified terms and limitations.
Aspire Capital made an initial investment of $3.0 million through the purchase of 2,693,965 shares of the Company's common stock. In 2020, Aspire Capital subsequently purchased an additional 4,650,000 shares of the Company's common stock for $5.4 million. In addition, as consideration for Aspire Capital’s obligation under the Agreement, the Company issued 646,551 shares of common stock to Aspire Capital as a commitment fee. As of June 30, 2021 and December 31, 2020, a total of $21.6 million remained available under the Agreement. The Company did not sell shares of common stock under the Agreement during the three and six months ended June 30, 2021. Except for the initial investment, the Company did not sell shares of common stock under the Agreement during the three and six months ended June 30, 2020.
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
11.     Stock Plans and Stock-Based Compensation
As of June 30, 2021, the Company had two shareholder-approved, stock-based compensation plans: (i) the Amended and Restated 2010 Employee Stock Purchase Plan (“ESPP”), adopted by the Board of Directors in April 2017 and approved by shareholders in June 2017, and (ii) the Fourth Amended and Restated 2010 Stock Incentive Plan (“2010 Plan”). New employees are typically issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan.
The Fourth Amended and Restated 2010 Stock Incentive Plan

The 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s Board of Directors. In May 2021, the Company's shareholders approved the Company's Fourth Amended and Restated 2010 Stock Incentive Plan to reserve an additional 11,000,000 shares of common stock for issuance under the 2010 Plan. The Company can issue up to 23,190,000 shares of its common stock pursuant to awards granted under the 2010 Plan. Options become exercisable as determined by the Board of Directors and expire up to ten years from the date of grant. The 2010 Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights (“SARs”), will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3 shares per share under the award to be removed from the available share pool. As of June 30, 2021 the Company has only granted options to purchase shares of the Company’s common stock with an exercise price equal to the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date. As of June 30, 2021, 13,590,840 shares remained available for grant under the 2010 Plan.
Stock Options
During the six months ended June 30, 2021, the Company’s board of directors granted options to purchase 1,086,000 shares of the Company’s common stock to the officers and employees of the Company, under the 2010 Plan. Shares granted to officers and employees vest as to 25% of the shares underlying the award on the first anniversary of the grant date and as to an additional 6.25% of the shares underlying the award at the end of each subsequent quarter, based upon continued employment over a four year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the Nasdaq Global Market on the grant dates.
During the first quarter of 2021, the Company’s board of directors granted options to its non-employee directors to purchase 132,000 shares of common stock under the 2010 Plan, which will vest and become exercisable one year from the grant date. There were no additional non-employee grants made in the three months ended June 30, 2021. In addition, during the six months ended June 30, 2021 the Company's board of directors issued options to newly-hired employees as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan to purchase 352,300 shares of common stock. These options will vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option on each successive three-month period thereafter. All option awards are exercisable at a price equal to the closing price of the Company’s common stock on the Nasdaq Global Market on the grant dates.
A summary of stock option activity under the 2010 Plan and inducement awards are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2020	8,668,005	$2.71	7.98
Granted	1,570,300	9.42
Exercised	(72,955)	1.75
Canceled	(110,825)	11.54
Outstanding, June 30, 2021	10,054,525	$3.66	7.83	$49,925
Exercisable at June 30, 2021	5,302,685	$3.45	7.16	$28,242
Vested and unvested expected to vest at June 30, 2021	9,679,572	$3.63	7.79	$48,422

The weighted average grant date fair values of the stock options granted during the six months ended June 30, 2021 and 2020 were $9.42 and $0.75, respectively, and were calculated using the following estimated assumptions:

	Six Months Ended June 30,
	2021	2020
Expected term (years) – directors, officers and employees	5.5	5.5
Risk free interest rate	0.4-1.4%	0.4-1.7%
Expected Volatility	107%	81%
Expected Dividends	None	None
As of June 30, 2021, there was approximately $11.1 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, net of the impact of estimated forfeitures that is expected to be recognized as expense over a weighted average period of 2.38 years. The intrinsic value of employee stock options exercised during the six months ended June 30, 2021 was $0.5 million. The intrinsic value of employee stock options exercised during the six months ended June 30, 2020 was not material.
Restricted Stock Awards
The following table presents a summary of unvested restricted stock awards (“RSAs”) under the 2010 Plan as of June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2020	20,624	$3.45
Awarded	—	—
Vested	(10,312)	3.45
Forfeited	—	—
Unvested, June 30, 2021	10,312	$3.45
As of June 30, 2021, there were 10,312 shares outstanding covered by RSAs that are expected to vest. The weighted average grant date fair value of these shares of restricted stock was $3.45 per share and the aggregate fair value of these shares of restricted stock was $0.1 million. As of June 30, 2021, there was less than $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to RSAs granted to officers, which are expected to be recognized as expense over a remaining weighted average period of 0.56 years.
Amended and Restated 2010 Employee Stock Purchase Plan
The Company has reserved 2,000,000 shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning of the enrollment period or ending date of the purchase period within a two-year enrollment period, as defined. The Company has four six-month purchase periods per each two-year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two-year enrollment resets at the new lower stock price. This aspect of the plan was amended in 2017. Prior to 2017, the plan included two six-month purchase periods per year with no defined enrollment period. During the three and six months ended June 30, 2021, 20,791 shares were issued under the ESPP. As of June 30, 2021, there were 1,576,599 shares available for future purchase under the ESPP.
ESPP compensation expense for the three and six months ended June 30, 2021 and 2020 was not material.

Total Stock-Based Compensation Expense
For the three and six months ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense to the following line items in its costs and expenses section of the Condensed Consolidated Statements of Operations and Comprehensive Loss, including expense related to its ESPP:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Research and development expenses	$440	$185	$778	$355
General and administrative expenses	835	400	1,596	855
Total stock-based compensation expense	$1,275	$585	$2,374	$1,210
12.     Loss Per Common Share
Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three and six months ended June 30, 2021 and 2020, because the effect of the potential common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist of stock options outstanding of 10,054,525 and 9,162,208 as of June 30, 2021 and 2020, respectively.
13.     Related Party Transactions
(a)Agreement with Head of Research and Development - Robert E. Martell, M.D., Ph.D.
In October 2018, the Company entered into an exclusive option and license agreement with Epi-Cure Pharmaceuticals, Inc., (“Epi-Cure”) a privately held early stage biotechnology company. Robert E. Martell, M.D., Ph.D., the Company’s Head of Research and Development and a former director of the Company, is a founder of Epi-Cure, was formerly an officer and director of Epi-Cure, and is currently a holder of a convertible promissory note to Epi-Cure. Under the terms of the option and license agreement, Epi-Cure granted Curis an exclusive option to certain program compounds that may arise during the initial research and development period, and any extension thereof. Upon execution of the option and license agreement, the Company paid Epi-Cure an upfront payment of $0.1 million for legal and consulting costs incurred by Epi-Cure in connection with the transaction.
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
In 2020, the Company expensed $0.1 million of fees related to this agreement. No expense has been incurred following the expiration of the agreement in June 2020.
Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements, based on current expectations and related to future events and our future financial and operational performance, that involve risks and uncertainties. You should review the discussion above under the heading “Risk Factor Summary,” the risk factors detailed further in Item 1A, "Risk Factors" of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, and, if applicable, those included under Part II, Item 1A of this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used throughout this report, the terms “the Company,” “we,” “us,” and “our” refer to the business of Curis, Inc. and its wholly owned subsidiaries, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc.

Overview
We are a biotechnology company focused on the development of first-in-class and innovative therapeutics for the treatment of cancer.
We conduct our research and development programs both internally and through strategic collaborations. Our clinical stage drug candidates are:
•CA-4948, an orally-available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4, or IRAK4, which is currently undergoing testing in a Phase 1/2 open-label dose escalating clinical trial in patients with non-Hodgkin lymphomas, including those with Myeloid Differentiation Primary Response Protein 88, or MYD88 alterations. We reported preliminary clinical data from the study in December 2020. The trial was amended to include a combination study of CA-4948 and ibrutinib, a BTK inhibitor, in patients with non-Hodgkin lymphomas for which we enrolled the first patient in February 2021. We expect to provide initial data from the combination study in the first half of 2022. We are also conducting a separate Phase 1/2 open-label, single arm dose escalating and expansion trial in patients with acute myeloid leukemia, or AML, and myelodysplastic syndromes, or MDS, and announced preliminary clinical data from this study in December 2020. The study was amended in April 2021 to include dose escalation cohorts of CA-4948 in combination with azacitidine or venetoclax. In April 2021, CA-4948 was granted Orphan Drug Designation for the treatment of AML and MDS by the U.S. Food and Drug Administration, or FDA. In June 2021, we reported updated preliminary clinical data from the Phase 1/2 study in patients with AML or MDS and announced the recommended Phase 2 dose for monotherapy dose expansion.
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
In January 2015, we entered into an exclusive collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene, which was amended in September 2016 and February 2020. As of June 30, 2021, we have licensed four programs under the Aurigene collaboration:

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
Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis and have an accumulated deficit of $1.1 billion as of June 30, 2021. For the six months ended June 30, 2021, we incurred a net loss of $20.8 million and used $19.8 million of cash in operations. We expect that our $160.7 million cash, cash equivalents and investments as of June 30, 2021 should enable us to maintain our planned operations into 2024. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
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
We have enrolled, and will seek to enroll, cancer patients in clinical trials at sites located both in the United States and internationally. Many of our clinical trial sites have imposed restrictions as a result of the COVID-19 pandemic, which have had and may continue to have a negative impact on our ability to conduct our clinical trials. We have encountered and may continue to face difficulties recruiting and retaining patients in our ongoing and planned clinical trials to the extent patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the outbreak. In addition, we do not currently know the duration or to what degree medical facilities, including our clinical trial sites, will continue to be impacted by the pandemic. For example, all of our clinical trial sites for our ongoing Phase 1/2 clinical trial for CA-4948 in patients with non-Hodgkin lymphomas, including those with MYD88 alterations, are at large academic research hospitals that have imposed restrictions on entry which have in some instances prohibited, and in other instances may potentially prohibit in the future, clinical trial monitors and patients from entering the trial sites. We are actively working with our clinical trial sites to follow FDA guidelines for conducting clinical trials during the COVID-19 pandemic, including performing remote monitoring to the extent possible and arranging for the shipment of medicine directly from the clinical trial site to patients who are enrolled in our trials, if required; however, there is no assurance such arrangements will be successful. As a result, further enrollment in our ongoing clinical trial for CA-4948 in patients with non-Hodgkin lymphomas, including those with MYD88 alterations, has been delayed and may continue to be delayed and patients currently enrolled in the trial may cease treatment due to the restrictions described above or fear of visiting or inability to visit our trial sites. As a result, enrollment in this trial has been slower than expected and the timeline of this trial has been delayed and may continue to be delayed. In addition, in July 2020, we commenced enrollment in our Phase 1 clinical trial of CA-4948 in patients with AML and MDS. Clinical trial sites for this study have also imposed and may continue to impose restrictions similar to those described above. As a result, we may not be able to enroll this trial on our planned timeline, which would cause a delay in the overall timeline for this trial. Similarly, enrollment in and the overall timeline of our combination study of CA-4948 and ibrutinib, for which we commenced enrollment in February 2021, and our Phase 1 clinical trial for CI-8993, for which we commenced enrollment in September 2020, have been delayed and may continue to be delayed due to the factors discussed above. To the extent clinical trial sites are slowed down or closed to enrollment in our ongoing and planned clinical trials, this could also have a material adverse impact on our clinical trial plans and timelines. These restrictions may also impact our ability to collect patient data in a timely fashion. In addition, we do not know whether and to what extent potential exposure to COVID-19 of patients in our clinical trials could impact the efficacy of CA-4948 or CI-8993. The response to the COVID-19 pandemic may redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals. In addition, we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.
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
We experienced delays in closing down our clinical trial sites related to our fimepinostat and CA-170 trials due to restrictions on non-essential workers imposed at those sites in response to COVID-19, which delayed the winding down of these trials.
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
Financial Operations Overview

General. Our future operating results will largely depend on the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the cost and outcome of any preclinical development or clinical trials then being conducted. For a discussion of our liquidity and funding requirements, see “Liquidity” and “Liquidity and Capital Resources - Funding Requirements”.
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
A further discussion of some of the risks and uncertainties associated with completing our research and development programs on schedule, or at all, and some consequences of failing to do so, are set forth under Item 1A, "Risk Factors" of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
During the six months ended June 30, 2021, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 16, 2021.
Results of Operations
Three and Six Months Ended June 30, 2021 and June 30, 2020

The following table summarizes our results of operations for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		Percentage Increase (Decrease)	For the Six Months Ended June 30,		Percentage Increase (Decrease)
	2021	2020		2021	2020
	(in thousands)			(in thousands)
Revenues, net:	$2,286	$2,360	(3)%	$4,475	$5,068	(12)%
Costs and expenses:
Cost of royalty revenues	116	122	(5)%	225	247	(9)%
Research and development	8,753	5,282	66%	15,510	12,754	22%
General and administrative	4,067	2,386	70%	8,190	5,980	37%
Other expense, net	188	1,278	(85)%	1,315	2,504	(47)%
Net loss	$(10,838)	$(6,708)	62%	$(20,765)	$(16,417)	26%

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase (Decrease)	For the Six Months Ended June 30,		Percentage Increase (Decrease)
	2021	2020		2021	2020
	(in thousands)			(in thousands)
Revenues, net:
Royalties	$2,348	$2,446	(4)%	$4,535	$4,961	(9)%
Other revenue	1	—	100%	1	211	(100)%
Contra revenue, net	(63)	(86)	(27)%	(61)	(104)	(41)%
Total revenues, net	$2,286	$2,360	(3)%	$4,475	$5,068	(12)%
Total revenues, net of $2.3 million decreased by 3% for the three months ended June 30, 2021 as compared to the same period in 2020. The decrease is driven by decreased royalty revenues arising from Genentech and Roche’s net sales of Erivedge during the current year period as compared to the prior year period.
Total revenues, net of $4.5 million decreased by 12% for the six months ended June 30, 2021 as compared to the same period in 2020. The decrease was primarily due to the inclusion of a milestone payment from an out-licensed technology that occurred in the first quarter of 2020 for which there was no such amount in 2021.
Cost of Royalty Revenues. Cost of royalty revenues decreased by 5% and 9% for the three and six months ended June 30, 2021 as compared to the same period in 2020, respectively, which is consistent with the decrease in royalty revenue. We are obligated to make payments to two university licensors on royalties that Curis Royalty earns from Genentech on net sales of Erivedge.
Research and Development Expenses. The following table summarizes our research and development expenses incurred during the periods indicated:

	For the Three Months Ended June 30,		Percentage Increase (Decrease)	For the Six Months Ended June 30,		Percentage Increase (Decrease)
	2021	2020		2021	2020
	(in thousands)			(in thousands)
Direct research and development expenses	$5,473	$3,336	64%	$9,741	$8,619	13%
Employee related expenses	2,788	1,434	94%	4,851	3,180	53%
Facilities, depreciation and other expenses	492	512	(4)%	918	955	(4)%
Total research and development expenses	$8,753	$5,282	66%	$15,510	$12,754	22%

Research and development expenses were $8.8 million for the three months ended June 30, 2021 as compared to $5.3 million in the same period in 2020, an increase of approximately $3.5 million, or 66%. Direct research and development expenses increased by $2.1 million for the three months ended June 30, 2021 as compared to the same period in 2020. The increase in direct research and development expenses for the quarter is primarily attributable to increased clinical and manufacturing costs for our programs. Additionally, employee related costs increased by $1.4 million, primarily attributable to increased stock compensation and personnel costs as a result of additional headcount.

Research and development expenses were $15.5 million for the six months ended June 30, 2021 as compared to $12.8 million in the same period in 2020, an increase of approximately $2.8 million, or 22%. Direct research and development expenses increased by $1.1 million for the six months ended June 30, 2021 as compared to the same period in 2020. The increase in direct research and development expenses for the quarter is primarily attributable to increased clinical and manufacturing costs for our programs. The increase in costs is offset by the upfront license fee expense from our option and license agreement with ImmuNext that occurred during the first quarter of 2020. Additionally, employee related costs increased by $1.7 million, primarily attributable to increased stock compensation and personnel costs as a result of additional headcount.

We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance our programs, including clinical and preclinical development costs, manufacturing, option exercise fees, and potential milestone payments upon achievement of certain milestones.
General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase (Decrease)	For the Six Months Ended June 30,		Percentage Increase (Decrease)
	2021	2020		2021	2020
	(in thousands)			(in thousands)
Personnel	$1,336	$992	35%	$2,514	$2,108	19%
Occupancy and depreciation	153	222	(31)%	299	345	(13)%
Legal services	568	233	>100%	1,433	1,415	1%
Professional and consulting services	751	257	>100%	1,508	645	>100%
Insurance costs	149	114	31%	303	220	38%
Stock-based compensation	835	400	>100%	1,596	855	87%
Other general and administrative expenses	276	168	64%	537	392	37%
Total general and administrative expenses	$4,068	$2,386	70%	$8,190	$5,980	37%
General and administrative expenses were $4.1 million for the three months ended June 30, 2021, as compared to $2.4 million in the same period in 2020, an increase of $1.7 million, or 70%. The increase in general administrative expense was driven primarily by higher costs for stock-based compensation, personnel, professional and consulting services, and legal services during the three months ended June 30, 2021.
General and administrative expenses were $8.2 million for the six months ended June 30, 2021, as compared to $6.0 million in the same period in 2020, an increase of $2.2 million, or 37%. The increase in general administrative expense was driven primarily by higher costs for stock-based compensation, personnel, and professional and consulting services costs during the six months ended June 30, 2021.
Other Expense. Other expense decreased by $1.1 million, or 85% for the three months ended June 30, 2021 as compared to the same period in 2020 primarily due to the forgiveness of the PPP Loan. See "Liquidity and Capital Resources - Debt Financing" for further discussion. The remaining net other expense for the three months ended June 30, 2021 and June 30, 2020 primarily consisted of imputed interest expense related to future royalty payments.
Other expense decreased by $1.2 million, or 47% for the six months ended June 30, 2021 as compared to the same period in 2020 primarily due to the forgiveness of the PPP Loan. The remaining net other expense for the six months ended June 30, 2021 and June 30, 2020 primarily consisted of imputed interest expense related to future royalty payments.
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
At June 30, 2021, our principal sources of liquidity consisted of cash, cash equivalents and investments of $160.7 million, excluding our restricted cash of $0.8 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase. Our short and long-term investments primarily include commercial paper and securities. We maintain cash balances with financial institutions in excess of insured limits.
Common Stock Purchase Agreement
In February 2020, we entered into a common stock purchase agreement, or the Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, for the sale of up to $30.0 million of our common stock. Under the terms of the Agreement, Aspire Capital has committed to purchase such shares of our common stock at our request, from time to time during a 30-month period at prices based on the market price at the time of each sale, subject to specified terms and limitations.
Aspire Capital made an initial investment of $3.0 million through the purchase of 2,693,965 shares of the our common stock. In 2020, Aspire Capital subsequently purchased an additional 4,650,000 shares of our common stock for $5.4 million. In addition, as consideration for Aspire Capital’s obligation under the Agreement, we issued 646,551 shares of common stock to Aspire Capital as a commitment fee. We also entered into a registration rights agreement with Aspire Capital in connection with our entry into the Agreement in which we agreed to file with the SEC one or more registration statements, as necessary, and to the extent permissible and subject to certain exceptions, to register under the Securities Act, the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the Agreement. As of June 30, 2021 and December 31, 2020, a total of $21.6 million remained available under the Agreement. We did not sell shares of common stock under this Agreement during the three months ended June 30, 2021 and June 30, 2020.
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
Equity Offerings
In March 2020, we entered into a Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, to sell from time to time up to $30.0 million of our common stock through an “at the market offering” program under which JonesTrading acted as sales agent. We terminated this sales agreement effective as of December 9, 2020. We did not incur any termination penalties as a result of the termination. As of the effective date of the termination of this sales agreement, we had sold an aggregate of 6,298,648 shares of common stock under the sales agreement for aggregate gross proceeds of $8.3 million and net proceeds of $7.9 million, after deducting commissions and offering expenses. The $21.7 million of common stock that remained unsold under this sales agreement at the time of termination is no longer available.

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
In March 2021, we entered into a Sales Agreement with Cantor Fitzgerald & Co., or Cantor, and JonesTrading to sell from time to time up to $100.0 million of our common stock through an “at the market offering” program under which Cantor and JonesTrading act as sales agents. To date, we have not made any sales of common stock pursuant to the sales agreement. The securities in this transaction were offered pursuant to an automatic shelf registration statement of securities on Form S-3ASR (File No. 333-254362) that was filed with the SEC on March 16, 2021.
Debt Financing
In April 2020, we entered into a promissory note evidencing an unsecured $0.9 million loan, or the PPP Loan, under the Paycheck Protection Program, or PPP, of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act as administered by the U.S. Small Business Administration, or the SBA. The PPP Loan was made by Silicon Valley Bank and had a term of 24-months and an interest rate of 1%. Under the terms of the CARES Act and the Paycheck Protection Program Flexibility Act of 2020, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. We applied for such forgiveness in 2020 and received notification in June 2021 that the SBA has forgiven the PPP Loan in full, including interest accrued on the PPP Loan. During the three months and six months ended June 30, 2021, the Company recorded a gain of $0.9 million to Other income (expense), net for extinguishment of the debt.
Royalty Interest Purchase Agreement
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
Net cash used in operating activities of $19.8 million during the six months ended June 30, 2021 was primarily the result of our net loss for the period of $20.8 million, offset by non-cash charges consisting of stock-based compensation, loan forgiveness, non-cash lease expense, depreciation, and non-cash imputed interest totaling $2.6 million. Accounts payable, accrued expenses and operating lease liability decreased by $2.0 and prepaid expenses and other assets increased by $0.4 million. These changes increased cash utilization. Accounts receivable decreased $0.7 million and reduced cash utilization. We recognized a gain of $0.9 million on the forgiveness of the PPP Loan.
Net cash used in operating activities of $14.1 million during the six months ended June 30, 2020 was primarily the result of our net loss for the period of $16.4 million, offset by non-cash charges consisting of stock-based compensation, amortization of debt issuance costs, non-cash lease expense, depreciation, and non-cash imputed interest totaling $1.6 million. Accounts payable and accrued and other liabilities decreased $0.1 million, and accounts receivable decreased $0.8 million related to a decrease in Erivedge royalties. Prepaid expenses and other assets decreased $0.1 million.
We expect to continue to use cash in operations as we seek to advance our drug candidates and our programs under our collaboration agreements with Aurigene and ImmuNext. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.
Investing activities used cash of $32.8 million and provided cash of $4.6 million for the six months ended June 30, 2021 and 2020, respectively, resulting primarily from net investment activity from purchases and sales or maturities of investments for the respective periods.
Financing activities used cash of $1.9 million for the six months ended June 30, 2021, primarily due to the payment of our liability under the Oberland Purchase Agreement.
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
Funding Requirements
We have incurred significant losses since our inception. As of June 30, 2021, we had an accumulated deficit of approximately $1.1 billion. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for CA-4948 and CI-8993 as well as development candidates we have and continue to license under our collaborations with Aurigene and ImmuNext. We will require substantial additional capital to fund the further development of these programs, as well as to fund our general and administrative costs and expenses. Moreover, our agreements with collaborators impose significant potential financial obligations on us. For example, under our collaboration, license and option agreement with Aurigene, we are required to make milestone, royalty and option fee payments for discovery, research and preclinical development programs that will be performed by Aurigene, which impose significant potential financial obligations on us. In addition, if we choose to exercise our option under the option and license agreement with ImmuNext, or the ImmuNext Agreement, we will be required to make milestone, royalty, and option fee payments in connection with the development of CI-8993.
Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments of $160.7 million as of June 30, 2021, should enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for, or preventing the marketing of, any of our product candidates, which could adversely affect our business prospects, and we may be unable to continue our operations.

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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of June 30, 2021.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1A.    RISK FACTORS
We are subject to a number of risks that could materially and adversely affect our business, financial condition, and results of operations and future prospects, including those identified in Item 1A., “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 16, 2021.

Item 6.    Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Curis, Inc., as amended.
10.1	Fourth Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 2, 2021).
31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2 *	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350
32.2 *	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS *	InLine XBRL Instance Document

101.SCH *	InLine XBRL Taxonomy Extension Schema Document

101.CAL *	InLine XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	InLine XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	InLine XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	InLine XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File

* Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURIS, INC.

Dated:	August 3, 2021	By:	/S/ JAMES E. DENTZER
James E. Dentzer
President and Chief Executive Officer
(Principal Executive Officer)

CURIS, INC.

		By:	/S/ WILLIAM STEINKRAUSS
William Steinkrauss
Chief Financial Officer
(Principal Financial and Accounting Officer)