Form 10-K
period 2021-12-31
CURIS INC
filed 2022-02-24
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
    The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on June 30, 2021 was approximately $737.1 million. As of February 17, 2022, there were 91,645,369 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement for the annual meeting of stockholders scheduled to be held on May 26, 2022, which are to be filed with the Commission not later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2021 pursuant to Regulation 14A, have been incorporated by reference in Items 10-14 of Part III of this Annual Report on Form 10-K.

Table of Content
CURIS, INC.
TABLE OF CONTENTS
Form 10-K

Table of Content
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
•the potential of emavusertib, previously CA-4948; CI-8993; CA-170; fimepinostat; CA-327; and other drug candidates that we in-license, or may elect to in-license, or may acquire in the future;
•our estimates of the period in which we anticipate that existing cash and cash equivalents will enable us to fund our current and planned operations;
•impacts resulting from the continuing COVID-19 pandemic and responsive actions relating thereto;
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

Table of Content
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
•We face risks related to the continuing COVID-19 pandemic, which has delayed and may continue to delay our ability to complete our ongoing clinical trials and the enrollment and initiation of future clinical trials, and may disrupt regulatory activities, cause substantial disruption in the financial markets and economy, or have other adverse effects on our business and operations.
•We face substantial competition, and our competitors may discover, develop or commercialize drugs before or more successfully than we do. Furthermore, the amount of royalty revenue we received from sales of Erivedge has been adversely affected by a competing drug, and may be further affected in the future.
•We depend heavily on the success of our most advanced drug candidates, including emavusertib (CA-4948) and CI-8993. If we are unable to initiate or complete the clinical development of, obtain marketing approval for or successfully commercialize our drug candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business will be materially harmed.
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

Table of Content
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

ITEM 1.BUSINESS
Overview
We are a biotechnology company focused on the development of first-in-class and innovative therapeutics for the treatment of cancer. Our clinical stage drug candidates are:
•Emavusertib, previously CA-4948, an orally available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4, or IRAK4, which is currently undergoing testing in a Phase 1/2 open-label dose escalating clinical trial in patients with non-Hodgkin lymphomas, or NHL, including those with Myeloid Differentiation Primary Response Protein 88, or MYD88, alterations, also known as the TakeAim Lymphoma study. We reported preliminary clinical data from the study in December 2020. The trial was amended to include a combination study of emavusertib (CA-4948) and ibrutinib, a BTK inhibitor, in patients with NHL for which we enrolled the first patient in February 2021. We expect to provide initial data from the combination study in the first half of 2022. We are also conducting a separate Phase 1/2 open-label, single arm dose escalating and expansion trial in patients with relapsed or refractory, or R/R, acute myeloid leukemia, or AML, and high risk myelodysplastic syndromes, or MDS, also known as the TakeAim Leukemia study, and announced preliminary clinical data from this study in December 2020. The study was amended in April 2021 to include dose escalation cohorts of emavusertib (CA-4948) in combination with azacitidine or venetoclax. In April 2021, emavusertib (CA-4948) was granted Orphan Drug Designation for the treatment of R/R AML and high risk MDS by the U.S. Food and Drug Administration, or FDA. In June 2021, we reported updated preliminary clinical data from the TakeAim Leukemia study and announced the recommended Phase 2 dose for monotherapy dose expansion. In January 2022, we provided updated preliminary clinical data for patients from the TakeAim Leukemia study.
•CI-8993, a monoclonal antibody designed to antagonize the V-domain Ig suppressor of T cell activation, or VISTA, signaling pathway. In June 2020, we announced that the FDA had cleared our Investigational New Drug, or IND, application for CI-8993. In September 2020, we began enrollment in our Phase 1 trial of CI-8993 in patients with R/R solid tumors. We have an option to license CI-8993 from ImmuNext, Inc., or ImmuNext. In January 2022, we provided initial safety, pharmacokinetic and pharmacodynamic data from the Phase 1 study in patients with R/R solid tumors.
Our pipeline also includes the following:
•Fimepinostat, a small molecule that potently inhibits the activity of histone deacetylase, or HDAC, and phosphotidyl-inositol 3 kinase, or PI3 enzymes, which has been granted Orphan Drug Designation and Fast Track Designation for the treatment of diffuse large B-cell lymphoma, or DLBCL, and Orphan Drug Designation for nuclear protein in testis, or NUT, midline carcinoma by the FDA. In 2019, we began enrollment in a Phase 1 combination study with venetoclax in DLBCL patients, including patients with translocations in both MYC and the BCL2 gene, also referred to as double-hit lymphoma, or high-grade B-cell lymphoma, or HGBL. We reported preliminary clinical data from this combination study in December 2019. In March 2020, we announced that although we observed no significant drug-drug interaction in our Phase 1 study of fimepinostat in combination with venetoclax, we did not see an efficacy signal that would warrant continuation of the study. Accordingly, no further patients will be enrolled in this study. We are currently evaluating future studies for fimepinostat.
•CA-170, a small molecule antagonist of VISTA and PDL1, for which we announced initial data from a clinical study in patients with mesothelioma, in conjunction with the Society of Immunotherapy of Cancer conference in November 2019. Based on this data, no further patients will be enrolled in the study. We are currently evaluating future studies for CA-170.
•CA-327, a small molecule antagonist of PDL1 and TIM3, is a pre-IND stage oncology drug candidate.
We are party to a collaboration with Genentech Inc., or Genentech, a member of the Roche Group, under which Genentech and F. Hoffmann-La Roche Ltd, or Roche, are commercializing Erivedge® (vismodegib), a first-in-class orally administered small molecule Hedgehog signaling pathway antagonist. Erivedge is approved for the treatment of advanced basal cell carcinoma, or BCC.
In January 2015, we entered into an exclusive collaboration agreement with Aurigene Discovery Technologies Limited, or Aurigene, for the discovery, development and commercialization of small molecule compounds in the areas of immuno-

Table of Content
oncology and precision oncology, which was amended in September 2016 and February 2020. As of December 31, 2021, we had licensed four programs under the Aurigene collaboration.
1.IRAK4 Program - a precision oncology program of small molecule inhibitors of IRAK4. The development candidate is emavusertib (CA-4948), an orally available small molecule inhibitor of IRAK4.
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
4.We exercised our option to license a fourth program, which is an immuno-oncology program.
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
Based on our clinical development plans for our pipeline, we intend to focus our available resources on the continued development of emavusertib (CA-4948), in collaboration with Aurigene, and CI-8993, in collaboration with ImmuNext, in the near term.
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

Table of Content
Product Development Programs
We are seeking to develop and commercialize innovative drug candidates to treat cancer. Our product development initiatives, described in the table below, are being pursued using our internal resources or through our collaborations.

Preclinical
Clinical
Marketed
Indication
Proof of Principle
Safety
Dose Optimization
Clinical Activity
Pivotal
Commercial
Heme Malignancies
Emavusertib* IRAK4
IRAK4-driven Leukemia (AML/MDS)
TakeAim Leukemia
Emavusertib* IRAK4
IRAK4-driven Lymphoma (NHL, CLL, WM)
TakeAim Lymphoma
Fimepinostat HDAC/PI3K
MYC-altered Cancers
Immune Checkpoint Inhibitors
CI-8993** VISTA
VISTA-expressing Cancers
CA-327* TIM3/PDL1
PDL1/TIM3-expressing Cancers
CA-170* VISTA/PDL1
PDL1/VISTA-expressing Cancers
Approved Drug
Erivedge*** Hedgehog
Basal Cell Carcinoma

IP licensed from Aurigene

*** Exclusive option to license IP from ImmuNext*

**** IP licensed to Genentech (Curis receives royalty income)*

 Since our inception in 2000, substantially all of our revenues have been derived from collaborations and other agreements with third-parties. For the years ended December 31, 2021, 2020, and 2019, milestone and royalty payments from Genentech accounted for $10.7 million, $10.7 million, and $10.4 million, or 100%, 98%, and 100%, respectively, of revenues, all of which was related to the development and commercialization of Erivedge.
Emavusertib (CA-4948)
Emavusertib (CA-4948) is an oral small molecule drug candidate that is designed to inhibit the IRAK4 kinase, which is an important transducer of toll-like receptor or certain interleukin receptor signaling pathways. These signaling pathways are shown to be involved in certain human cancers and inflammatory diseases.
Emavusertib (CA-4948) is a potent inhibitor of IRAK4 in biochemical and cell-based assays, as well as in an in vivo tumor model of diffuse large B cell lymphoma that harbors mutation in the IRAK4 pathway. Lead compounds from this program were also shown to be effective in an in vivo preclinical model of acute inflammation, suggesting that emavusertib (CA-4948) and other program compounds have the potential for use in the treatment of cancer and inflammatory diseases. Emavusertib (CA-4948) has been shown to be active in in vivo xenograft models of human lymphoma, and demonstrates activity in ex-vivo models of AML and MDS. In January 2018 we initiated an open-label Phase 1/2 dose escalating clinical trial in patients with non-Hodgkin lymphomas including those with MYD88 alterations, also known as the TakeAim Lymphoma study. We reported updated preliminary clinical data from this study in December 2020.
In addition, we initiated a separate Phase 1/2 open-label, single arm dose escalating trial in patients with R/R AML or high risk MDS, also known as TakeAim Leukemia study, in July 2020. We announced preliminary clinical data from this Phase 1/2 study in December 2020. The study was amended in April 2021 to include dose escalation cohorts of emavusertib (CA-4948) in combination with azacitidine or venetoclax. In April 2021, emavusertib (CA-4948) was granted Orphan Drug Designation for the treatment of AML and MDS by the FDA. In June 2021, we reported updated preliminary clinical data from the TakeAim Leukemia study and announced the recommended Phase 2 dose for monotherapy dose expansion. In January 2022, we provided updated preliminary clinical data for patients from the TakeAim Leukemia study.

Table of Content
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
In January 2020, we announced plans to develop CI-8993, leveraging our clinical and non-clinical experience with a VISTA-focused program (CA-170). CI-8993 is currently undergoing testing in a Phase 1 trial in patients with R/R solid tumors. In January 2022, we provided initial safety, pharmacokinetic and pharmacodynamic data from the Phase 1 study in patients with R/R solid tumors.
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
Clinical development of fimepinostat began in January 2013. As previously disclosed, data from the Phase 1 and Phase 2 clinical studies with fimepinostat have resulted in a number of patients with R/R DLBCL (3rd line or later) achieving durable complete and partial responses, including MYC-altered patients. In light of the substantial unmet need for more effective therapies, in April 2015 and May 2018, respectively, the FDA granted fimepinostat orphan drug and fast track designations for the treatment of DLBCL.
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
In June 2016, we dosed the first patient in a Phase 1 trial of CA-170 being conducted in patients with solid tumors and lymphomas. In November 2019, we announced initial data in conjunction with the Society for Immunotherapy of Cancer conference and based on this data no further patients will be enrolled in the study. We are currently evaluating future studies for CA-170.

Table of Content
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
In September 2016, we and Aurigene entered into an amendment to the collaboration agreement. Under the terms of the amendment, in exchange for the issuance of our common stock, Aurigene waived payment of up to a total of $24.5 million in potential milestones and other payments associated with the first four programs in the collaboration that may have become due from us under the collaboration agreement. To the extent any of these waived milestones or other payments are not payable by us, for example in the event one or more of the milestone events do not occur, we will have the right to deduct the unused waived amount from any one or more of the milestone payment obligations tied to achievement of commercial milestone events. The amendment also provides that, in the event supplemental program activities are performed by Aurigene, we will provide up to $2.0 million of additional funding for each of the third and fourth licensed program.

Table of Content
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
As of December 31, 2021, we have exercised our option to license the following four programs under the collaboration:
1.IRAK4 Program - a precision oncology program of small molecule inhibitors of IRAK4. The development candidate is emavusertib (CA-4948), an orally available small molecule inhibitor of IRAK4.
2.PD1/VISTA Program - an immuno-oncology program of small molecule antagonists of PD1 and VISTA immune checkpoint pathways. The development candidate is CA-170, an orally available small molecule antagonist of VISTA and PDL1.
3.PD1/TIM3 Program - an immuno-oncology program of small molecule antagonists of PD1 and TIM3 immune checkpoint pathways. The development candidate is CA-327, an orally available small molecule antagonist PDL1 and TIM3.
4.We exercised our option to license a fourth program, which is an immuno-oncology program.
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

Table of Content
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

Table of Content
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
ImmuNext
In January 2020, we entered into an option and license agreement with ImmuNext, or the ImmuNext Agreement. Under the terms of the ImmuNext Agreement, we agreed to engage in a collaborative effort with ImmuNext, and to conduct a Phase 1 clinical trial of CI-8993. In exchange, ImmuNext granted us an exclusive option, exercisable until the earlier of (a) January 2024 and (b) 90 days after database lock for the first Phase 1 trial in which the endpoints are satisfied, or the Option Period, to obtain an exclusive, worldwide license to develop and commercialize certain VISTA antagonizing compounds and products containing these compounds in the field of oncology.
During the Option Period, we will conduct the Phase 1 trial and ImmuNext will conduct certain agreed upon non-clinical research activities to support the Phase 1 trial. During the Option Period, we will assign to ImmuNext all right, title and interest in and to, inventions made by us alone or jointly with ImmuNext in conducting clinical and non-clinical activities under the ImmuNext Agreement during the Option Period and any patent rights covering those inventions. Effective as of the option exercise date (if any), ImmuNext will assign to us (i) all such inventions that were made solely by us and any patent rights covering those inventions that were assigned by us to ImmuNext during the Option Period and (ii) a joint ownership interest in all such inventions that were made jointly by us and ImmuNext and patent rights covering those inventions that we assigned to ImmuNext during the option period, except for any of those inventions that relates to compounds as to which ImmuNext has retained exclusive rights.
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

Table of Content
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
As a result of our licensing agreements with various universities, we are also obligated to make payments to university licensors on royalties that Curis Royalty earns in all territories in an amount that is equal to 5% of the royalty payments received from Genentech. This obligation endures on a country-by-country basis for a period of 10 years from the first commercial sale of Erivedge, which occurred in February 2012 in the U.S.
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
Transactions Related to Erivedge Royalties

Table of Content
Under the terms of a credit agreement entered into in December 2012 between our wholly owned subsidiary, Curis Royalty, and BioPharma Secured Debt Fund II Sub, S. à r. l., a Luxembourg limited liability company managed by Pharmakon Advisors, or BioPhamra-II, quarterly royalty and royalty-related payments from Genentech were first applied to pay interest and second, principal on the loan from BioPharma-II. As a result of the loan received from BioPharma-II, we continued to record royalty revenue from Genentech and applied such revenues to pay down such loan. Curis Royalty retained the right to royalty payments related to sales of Erivedge following repayment of the loan.
In March 2017, we and Curis Royalty entered into a credit agreement with HealthCare Royalty Partners III, L.P., or HealthCare Royalty, for the purpose of refinancing and terminating the loan from BioPharma-II. HealthCare Royalty made a $45.0 million loan at an interest rate of 9.95% to Curis Royalty, with the net proceeds following the repayment of the BioPharma-II loan distributed to us as sole equity member of Curis Royalty. The loan constituted an obligation of Curis Royalty and was non-recourse to Curis. On March 22, 2019 we terminated the loan with HealthCare Royalty, and repaid in full all amounts outstanding under the credit agreement.
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
Pursuant to the Oberland Purchase Agreement, the Purchasers acquired the rights to a portion of certain royalty and royalty-related payments excluding a portion of non-US royalties retained by Curis Royalty, referred to as the Purchased Receivables, owed by Genentech under our collaboration agreement with Genentech. Upon closing of the Oberland Purchase Agreement, Curis Royalty received an upfront purchase price of $65.0 million from the Purchasers, approximately $33.8 million of which was used to pay off the remaining loan principal under the credit agreement with HealthCare Royalty, and $3.7 million of which was used to pay transaction costs, including $3.4 million to HealthCare Royalty in accrued and unpaid interest and prepayment fees under the credit agreement, resulting in net proceeds of $27.5 million. Curis Royalty will also be entitled to receive milestone payments of $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026, which milestone payments may each be paid, at the option of the Purchasers, in a lump sum in cash or out of the Purchaser’s portion of future payments under the Oberland Purchase Agreement.
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

Table of Content
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
In the U.S., as of December 31, 2021, we have 78 issued or allowed patents expiring on various dates between 2022 and 2038 as well as numerous pending patent applications. We have foreign counterpart patent filings for most of our U.S. issued patents and patent applications. These patents and patent applications are directed to various inventions including compositions of matter, methods of making and using these compositions for multiple applications, methods for drug screening and discovery, developmental biological processes, and patents which relate to our proprietary technologies.
Fimepinostat and other Targeted Drug Candidates.    As of December 31, 2021, we have 28 issued or allowed U.S. patents that expire on various dates between 2027 and 2032, including patents covering the composition of matter for fimepinostat, which expires in 2032. We also have several U.S. and foreign utility patent applications directed to our novel small molecules. Our patents and patent applications cover compositions of matter, methods of manufacturing these molecules, formulations, and methods of using these molecules to treat a variety of therapeutic indications. We intend to continue to file additional U.S. and foreign applications as the programs progress.

Table of Content
Emavusertib (CA-4948), CA-170, CA-327 and other Aurigene Collaboration Programs.    In conjunction with the October 2015 exercise of options to license the PDL1/VISTA and IRAK-4 programs, the October 2016 exercise of our option to license the PDL1/TIM3 program under this collaboration, and the March 2018 exercise of our option to the fourth program in immuno-oncology, we obtained world-wide (except for India and Russia) exclusive licenses to the Aurigene intellectual property relevant to the program. The portfolio consists of U.S. and foreign filings which cover various genera of compounds from each program and methods of use thereof. As of December 31, 2021, there are 17 issued or allowed U.S. patents expiring between 2031 and 2038 included in such filings.
Erivedge and the Hedgehog Signaling Pathway.    As of December 31, 2021, we have 21 issued U.S. patents expiring on various dates between 2022 and 2036, which relate to the Hedgehog signaling pathway, including patents covering Erivedge’s composition of matter, which expires in 2028. Our patents and patent applications cover proteins, and certain small molecule agonists and inhibitors of the Hedgehog signaling pathway, drug screening and discovery methods, as well as methods of using Hedgehog proteins, antibodies or small molecules to activate or inhibit the Hedgehog signaling pathway for a variety of therapeutic indications or diagnostic uses. In addition, we have filed foreign patent applications corresponding to many of the aforementioned U.S. filings that could provide additional patent protection for products that activate or inhibit the Hedgehog signaling pathway.
CI-8993. Under our ImmuNext agreement as of December 31, 2021 there are 12 issued or allowed U.S. patents expiring on various dates between 2025 and 2037, which relate to anti-VISTA antibodies including CI-8993. In addition, there are foreign patent applications filed corresponding to many of the aforementioned U.S. filings that could provide additional patent protection for anti-VISTA antibody products including CI-8993.
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
Research and Development Program
As of December 31, 2021, our research and development group consisted of 41 employees, including medical doctors, molecular biologists, cell biologists, and other clinical or scientific disciplines who seek to identify and develop new applications for our existing proprietary portfolio.
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
Review and Approval of Drugs and Biologics in the United States

Table of Content
In the United States, the FDA approves and regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and related regulations.
Biological products, or biologics, are licensed for marketing under the Public Health Service Act, or PHSA, and subject to regulation under the FDCA and related regulations. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products is referred to as a sponsor. A sponsor seeking approval to market and distribute a new drug or biologic product in the United States must satisfactorily secure each of the following:
•completion of preclinical laboratory tests in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•design of a clinical protocol and submission to the FDA of an investigational new drug application, or IND, which must take effect before human clinical trials may begin;
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
Preclinical Studies
Before a sponsor begins testing a compound with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of purity and stability of the manufactured substance, or active pharmaceutical ingredient and the formulated product, as well as in vitro and animal studies to assess the safety and activity of the product candidate for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.
The IND and IRB Processes
An IND is a request for FDA authorization to administer an investigational product candidate to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug or biologic that is not the subject of an approved NDA or BLA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.
Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing and controls, or CMC. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation.

Table of Content
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
A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, or IEC, and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.
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
Sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017, and both NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.
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

Table of Content
There is no obligation for a sponsor to make its candidate products available for expanded access; however, as required by the 21st Century Cures Act, or Cures Act, passed in 2016, sponsors are required to make their expanded access policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.
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
A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Moreover, as noted above, a pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.
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
In response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and has updated it periodically since that time to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a

Table of Content
separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19; a list of all study participants affected by COVID-19-related study disruptions by a unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study, among other things. The FDA has indicated that it will continue to provide any necessary guidance to sponsors, clinical investigators, and research institutions as the public health emergency evolves.
Manufacturing and Other Regulatory Requirements
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
Specifically, the FDA’s regulations require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies, and they are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA’s regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product.
Pediatric Studies
Under the Pediatric Research Equity Act of 2003, or PREA, an application or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.
For investigational products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of a sponsor, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors, and the FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety days after the FDA’s receipt of the study plan.
The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law now requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response.

Table of Content
Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.
Section 505(b)(2) NDAs
NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the proposed new product for the proposed use. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the sponsor to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the sponsor for approval of the application “were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”
Section 505(b)(2) thus authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the sponsor. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the 505(b)(2) sponsor can establish that reliance on the FDA’s previous approval is scientifically appropriate, the sponsor may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) sponsor.
Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations
The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, priority review designation, and accelerated approval, collectively referred to as facilitated regulatory pathways, and regenerative advanced therapy designation. None of these expedited programs changes the standards for approval but they may help expedite the development or approval process for product candidates.
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

Table of Content
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
Submission and Filing of an NDA or BLA
In order to obtain approval to market a drug or biological product in the United States, a marketing application must be submitted to the FDA that provides data establishing the safety and effectiveness of the proposed drug product for the proposed indication, and the safety, purity and potency of the biological product for its intended indication. The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product and the safety, purity and potency of the biological product to the satisfaction of the FDA.

Table of Content
The application is the vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new product candidate must be the subject of an approved NDA or BLA before it may be commercialized in the United States. Under federal law, the submission of most applications is subject to an application user fee, which for federal fiscal year 2022 is $3.1 million for an application requiring clinical data. The sponsor of an approved application is also subject to an annual program fee, which for fiscal year 2022 is $369,413. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses. If an application is withdrawn prior to the FDA acceptance for filing, 75% of these fees may be refunded to the sponsor. If an application is withdrawn after filing, a lower portion of these fees may be refunded in certain circumstances.

Following submission of an NDA or BLA, the FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In pertinent part, FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor. Typically, an RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information; scientific incompleteness, such as omission of critical data, information or analyses needed to evaluate safety and efficacy or provide adequate directions for use; or inadequate content, presentation, or organization of information such that substantive and meaningful review is precluded. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs and BLAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. The review process and the Prescription Drug User Fee Act goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission.
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
In addition, as a condition of approval, the FDA may require a sponsor to develop a Risk Evaluation and Mitigation Strategy, or REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. Under the FDA Reauthorization Act of 2017, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products in shortage or those for which approval is dependent on remediation of conditions identified in the inspection report.
The FDA may refer an application to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
The FDA’s Decision on an NDA or BLA
The FDA reviews an application to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the product involved, on the basis of which it could fairly and responsibly be concluded by such experts that the product will have the effect it

Table of Content
purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.” The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard.
After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter, or CRL, or an approval letter. To reach this determination, the FDA must determine that the drug is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the NDA or BLA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks.
A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time- consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six-month extension to respond. The FDA has committed to reviewing resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The FDA has taken the position that a CRL is not final agency action making the determination subject to judicial review.
An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications. That is, the approval will be limited to the conditions of use (e.g., patient population, indication) described in the FDA-approved labeling. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require that post-approval trials, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
Under the Ensuring Innovation Act, which was signed into law in April 2021, the FDA must publish action packages summarizing its decisions to approve new drugs and biologics within 30 days of approval of such products. To date, CRLs are not publicly available documents.
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

Table of Content
failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about a product;
•mandated modification of promotional materials and labeling and issuance of corrective information;
•fines, warning letters, untitled letters or other enforcement-related letters or clinical holds on post-approval clinical trials;
•refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products;
•injunctions or the imposition of civil or criminal penalties; and
•consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs.
The FDA strictly regulates the marketing, labeling, advertising and promotion products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.
Generic Drugs and Regulatory Exclusivity
In 1984, as part of the Federal Food, Drug, and Cosmetic Act, or FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs and it also enacted Section 505(b)(2). To obtain approval of a generic drug, a sponsor must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD.
Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.” Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD.
Under provisions of the FDCA, the FDA may not approve an ANDA or 505(b)(2) application until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity, or NCE. For the purposes of this provision, FDA has consistently taken the position that an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, a generic or follow-on drug application may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the sponsor may submit its application four years following the original product approval.
The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the sponsor and are essential

Table of Content
to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as new indications, dosage forms, route of administration or combination of ingredients. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs or 505(b)(2) NDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product; rather, this three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving follow-on applications for drugs containing the original active ingredient.
Five-year and three-year exclusivity also will not delay the submission or approval of a traditional NDA filed under Section 505(b)(1) of the FDCA; however, a sponsor submitting a traditional NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
As part of the submission of an NDA or certain supplemental applications, NDA sponsors are required to list with the FDA each patent with claims that cover the sponsor’s product or an approved method of using the product. Upon approval of a new drug, each of the patents listed in the application for the drug is then published in the Orange Book. The FDA’s regulations governing patent listings were largely codified into law with enactment of the Orange Book Modernization Act in January 2021. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book. Specifically, the ANDA applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. Moreover, to the extent that the Section 505(b)(2) NDA applicant is relying on studies conducted for an already approved product, the applicant also is required to certify to the FDA concerning any patents listed for the NDA-approved product in the Orange Book to the same extent that an ANDA applicant would.
If the generic drug or follow-on drug applicant does not challenge the innovator’s listed patents, FDA will not approve the ANDA or 505(b)(2) application until all the listed patents claiming the referenced product have expired. A certification that the new generic product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA owner and patent holders once the ANDA has been accepted for filing by the FDA. The NDA owner and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earliest of 30 months after the receipt of the Paragraph IV notice, expiration of the patent and a decision in the infringement case that is favorable to the ANDA or 505(b)(2) NDA applicant.
Biosimilars and Regulatory Exclusivity
When a biological product is licensed for marketing by the FDA with approval of a BLA, the product may be entitled to certain types of market and data exclusivity barring the FDA from approving competing products for certain periods of time. In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States and included the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. To date, the FDA has approved a number of biosimilars. The first interchangeable biosimilar product was approved on July 30, 2021 and a second product previously approved as a biosimilar was designated as interchangeable in October 2021. The FDA has also issued numerous guidance documents outlining its approach to reviewing and licensing biosimilars and interchangeable biosimilars under the PHSA, including a draft guidance issued in November 2020 that seeks to provide additional clarity to manufacturers of interchangeable biosimilars.
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

Table of Content
Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.
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
Pediatric Exclusivity
Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of regulatory exclusivity, including orphan exclusivity. For drug products, the six-month exclusivity may be attached to the term of any existing patent or regulatory exclusivity available under provisions of the FDCA. For biologic products, the six-month period may be attached to any existing regulatory exclusivities but not to any patent terms. This six-month exclusivity may be granted if an NDA or BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.
Patent Term Restoration and Extension
A patent claiming a new drug product may be eligible for a limited patent term extension under provisions of the FDCA, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Table of Content
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
The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2022, the standard fee is $374,858 and the small business fee is $93,714.
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
Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP, a system for the approval of clinical trials in the EU has been implemented through national legislation of the member states. Under this system, a sponsor must obtain approval from the competent national authority of an EU member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. Furthermore, the sponsor may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application, or CTA, must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the member states and further detailed in applicable guidance documents.
In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014, or the Clinical Trials Regulation, was adopted. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.
The new Regulation is scheduled to be effective January 31, 2022, following confirmation of full functionality of the Clinical Trials Information System through an independent audit by the European Commission in mid-2020. The Clinical Trials Regulation will come into application in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC.

Table of Content
The conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable at the end of January 2022. According to the transitional provisions, if a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial.
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
Pediatric Studies
In the European Economic Area, or EEA, companies developing a new medicinal product must agree upon a Pediatric Investigation Plan, or PIP, with the EMA’s pediatric committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies (e.g., because the relevant disease or condition occurs only in adults). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted by the PDCO of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date.
Marketing Authorization
In the EEA, marketing authorizations for medicinal products may be obtained through several different procedures founded on the same basic regulatory process.
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
Under the centralized procedure in the EU, the maximum timeframe for the evaluation of a MAA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the sponsor in response to questions asked by the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases. These are defined as circumstances in which a medicinal product is expected to be of a “major public health interest.” Three cumulative criteria must be fulfilled in such circumstances: the seriousness of the disease, such as severely disabling or life-threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In these circumstances, the EMA ensures that the opinion of the CHMP is given within 150 days.
The decentralized procedure provides for approval by one or more other concerned EU Member States of an assessment of an application for marketing authorization conducted by one EU Member State, known as the reference EU Member State. In accordance with this procedure, a sponsor submits an application for marketing authorization to the reference EU Member State and the concerned EU Member States. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States which, within 90 days of receipt, must decide whether to approve the assessment report and related materials.

Table of Content
If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all EU Member States.
A marketing authorization may be granted only to a sponsor established in the EU. Regulation No. 1901/2006 provides that prior to obtaining a marketing authorization in the EU, a sponsor must demonstrate compliance with all measures included in a Pediatric Investigation Plan, or PIP, approved by the Pediatric Committee of the EMA, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.
Conditional Approval
In particular circumstances, E.U. legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables sponsors to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) a marketing authorization may be granted prior to submission of comprehensive clinical data provided that the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive, and (5) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.
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
Pediatric Exclusivity
Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six-month extension of the protection under a supplementary protection certificate (if any is in

Table of Content
effect at the time of approval) even where the trial results are negative. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.
Orphan Drug Designation and Exclusivity in the EU
Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated an orphan medicinal product by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives the medicinal product is unlikely to be developed. For either of these conditions, the sponsor must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition.
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
Brexit and the Regulatory Framework in the United Kingdom
On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the EU on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable by up to two years). On December 24, 2020, the United Kingdom and the EU entered into a Trade and Cooperation Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom.
The Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now that the transition period is over, which will be updated as the UK’s regulatory position on medicinal products evolves over time. Moreover, now that the United Kingdom (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required.
Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union’s General Data Protection Regulation, or GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like an European Union member state in relation to processing and transfers of personal data for four

Table of Content
months from January 1, 2021. This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the EU 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected.
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
The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR.
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

Table of Content
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
•the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and
•the federal transparency requirements known as the federal Physician Payments Sunshine Act which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, or HHS, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare providers and their immediate family members.
Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. Additionally, some state and local laws require the registration of pharmaceutical sales representatives in the jurisdiction. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, thus complicating compliance efforts.

Table of Content
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
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and biologics and other medical products, government control and other changes to the health care system in the United States. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and subsequent legislation, these Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022, a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and, on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the

Table of Content
constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
Federal and State Data Privacy Laws
There are multiple privacy and data security laws that may impact our business activities, in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both

Table of Content
our obligations and our regulatory risks in the future. In the health care industry generally, under HIPAA, HHS has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials are regulated by the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.
At the state level, California has enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act, or CPRA, will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The CCPA and CPRA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and individually identifiable health information. These provisions may apply to some of our business activities. In addition, other states, including Virginia and Colorado, already have passed state privacy laws and other states will likely be considering similar laws in the near future.
Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our current or future business activities, including certain clinical research, sales and marketing practices and the provision of certain items and services to our customers, could be subject to challenge under one or more of such privacy and data security laws. The heightening compliance environment and the need to build and maintain robust and secure systems to comply with different privacy compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the privacy or data security laws or regulations described above that are applicable to us, or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and administrative penalties, damages, fines, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a consent decree or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any product candidates we may develop, once approved, are sold in a foreign country, we may be subject to similar foreign laws.
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

Table of Content
Licensed Programs Under Aurigene Collaboration. We are aware of multiple other companies that are developing IRAK4 inhibitors for oncology indications, including: Emmaus Life Sciences, Inc./Kainos Medicine, Inc. (KM-10544), Kurome Therapeutics (IRAK1/4 asset), Kymera Therapeutics, Inc. (KT-413 and KT-474), and Rigel Pharmaceuticals, Inc. (R289). VISTA (V-domain Ig Suppressor of T-cell Activation) is a novel immuno-oncology target. We are aware that Hummingbird Bioscience Pte Ltd (HMBD-002) and Pierre Fabre SA (W0180) have an active clinical-stage program and multiple other companies have preclinical developments, including: Apexigen Inc. (APX-201), Kineta, Inc. (KVA12.1), PharmAbcine Inc. (PMC-309), Sensei Biotherapeutics, Inc. (SNS-101), and Suzhou Stainwei Biotech Inc. (mAb-5). In addition, there are multiple approved products on the market that inhibit PD1/ PDL1, including Bristol-Myers Squibb Company's Opdivo™, Merck & Co., Inc.’s Keytruda™, Roche’s Tecentriq™, Merck & Co., Inc., KGaA/Pfizer Inc.'s Bavencio™, AstraZeneca plc's Imfinzi™, Regeneron Pharmaceuticals, Inc./Sanofi S.A.'s Libtayo™, and a number of drug candidates in various stages of development by Novartis AG, TESARO Inc., and others. We are also aware of multiple other companies developing drugs to target TIM3, including Novartis AG, Incyte Corporation, TESARO, Inc., Bristol-Myers Squibb Company, Eli Lilly and Company, and others.
Licensed Programs Under ImmuNext Collaboration. VISTA (V-domain Ig Suppressor of T-cell Activation) is a novel immuno-oncology target. We are aware that Hummingbird Bioscience Pte Ltd (HMBD-002) and Pierre Fabre SA (W0180) have an active clinical-stage program and multiple other companies have preclinical development programs, including: Apexigen Inc. (APX-201), Kineta, Inc. (KVA12.1), PharmAbcine Inc. (PMC-309), Sensei Biotherapeutics, Inc. (SNS-101), and Suzhou Stainwei Biotech Inc. (mAb-5).
Fimepinostat:    We are not aware of other molecules in clinical testing that are designed as one chemical entity to target both HDAC and PI3K. However, there are commercially available drugs that individually target HDAC or PI3K. For example, commercially available HDAC inhibitors include Faridak™ (panobinostat) which is produced by Novartis International AG, Zolinza™ (vorinostat), which is produced by Merck & Co., Istodax™ (romidepsin), which is produced by Bristol-Myers Squibb, Beleodaq™ (belinostat) which is produced by Agrotech Biopharma and Depakine™ (valproate sodium), which is produced by Sanofi. In addition, there are several companies testing novel HDAC 1/2 inhibitors in clinical trials, including among others, Italfarmaco S.p.A. (givinostat), Celleron Therapeutics (CXD101), Xynomic Pharmaceuticals, (abexinostat), 4SC (dominostat and resminostat), Bayer (entinostat), HitGen (HG-146), CrystalGenomics (ivaltinostat), Viracta Therapeutics (nanatinostat), Onolys Biopharma (OBP-801), Onkure (OKI-179), Midatech (panobinostat), Blanver Farmacoquimica (pacrinostat), Recursion Pharmaceuticals (REC-2282, and Mundipharma EDO International (tinomustine). There are multiple companies testing various PI3K inhibitors, both isoform specific and pan-PI3K inhibitors, which are in various stages of clinical development. There are currently four approved isoform specific PI3K inhibitors on the market and one with a PDUFA date in the first quarter of 2021, Zydelig™ (idelalisib), which is marketed by Gilead Sciences, Aliqopa® (copanlisib), which is marketed by Bayer AG, Copiktra™ (duvelisib), which is marketed by Verastem, Oncology, and PIQRAY® (alpelisib), which is marketed by Novartis and umbralisib from TG Therapeutics, which was recently approved by the FDA in February 2021. Other companies developing PI3K inhibitors in clinical trials include Ability Pharmaceuticals (ABTL-0812), Guangzhou BeBetter Medicine (BEBT-908), Piqur (bimiralisib), Boryung (BR-2002), Adlai Nortye (buparlisib), Novartis (datolisib), Beijing Foreland Pharma (FP-208), HEC Pharm (HEC-68498), Shanghai HaiHe Pharmaceutical (HH-CYH33), Jiangsu Hansoh Pharmaceutical (HS-10352), Roche Holding AG's (inavolisib), Menarini (MEN-1611), ArQule (miransertib), Can-Fite (namodenoson), Kazia Therapeutics (paxalisib), Intellikine (serabelisib), Semafore Pharmaceuticals (SF-1126), and Ohara Pharmaceutical (ZSTK-474).
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

Table of Content
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
Human Capital Resources
As of December 31, 2021, we had 60 employees in total, all of which were full-time employees, of whom 14 hold a Ph.D. or other advanced scientific or medical degree. Of our employees, 41 are currently involved in research and development. None of our employees is a party to a collective bargaining agreement, and we consider our relations with our employees to be good. During the COVID-19 pandemic, we implemented a remote working environment and measures to support the safety of our employees, contractors and consultants and continue to operate under such measures. We plan to return to the office in the future, and plan to continue to offer our employees flexibility to work remotely for a portion of the work week.
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

Table of Content
Segment Reporting
We are engaged solely in the discovery and development of innovative drug candidates for the treatment of human cancers. Accordingly, we have determined that we operate in one operating segment.
Information about our Executive Officers
Our executive officers as of February 24, 2022 are as follows:

Name	Age	Position
James Dentzer	55	President and Chief Executive Officer
Robert Martell, M.D., Ph.D.	59	Head of Research and Development
William Steinkrauss	36	Chief Financial Officer and Chief Administrative Officer
James Dentzer	Mr. Dentzer has served on our board of directors and as our President, Chief Executive Officer, Secretary and Treasurer since September 2018. From March 2018 to September 2018, Mr. Dentzer served as our Chief Operating Officer, Chief Financial Officer, Secretary, and Treasurer. Mr. Dentzer joined the Company in March 2016 as Chief Administrative Officer, Chief Financial Officer, Secretary, and Treasurer. From December 2013 to December 2015, Mr. Dentzer served as Chief Financial Officer of Dicerna Pharmaceuticals, Inc., an RNA interference based biopharmaceutical company. From March 2010 to December 2013, Mr. Dentzer was the Chief Financial Officer of Valeritas, Inc., a commercial-stage medical technology company. From October 2006 to October 2009, Mr. Dentzer was the Chief Financial Officer of Amicus Therapeutics, Inc., a biotechnology company. In prior positions, Mr. Dentzer spent six years as corporate controller of Biogen and six years in various senior financial roles at E.I. du Pont de Nemours and Company in the U.S. and Asia. Mr. Dentzer holds a B.A. in philosophy from Boston College and an M.B.A. from the University of Chicago.
Robert Martell, M.D., Ph.D.	Dr. Martell, M.D., Ph.D. served on our Board of Directors from 2011 to 2018, and as Head of Research and Development from 2018 to present. He is also co-founder of Epi-Cure Pharmaceuticals, a privately held early-stage biotechnology company, and served as its president and member of board of directors from 2016 to 2018. Dr. Martell served as Chief Medical Officer of Tesaro, Inc., a biopharmaceutical company developing Zejula and Varubi from 2012 to 2015; as Chief Medical Officer at MethylGene, a publicly traded biopharmaceutical company focused on cancer therapeutics from 2005 to 2009; as Director of Oncology Global Clinical Research at Bristol-Myers Squibb, a biopharmaceutical company developing Sprycel, Erbitux and Ixempra from 2002 to 2005; and as Associate/Deputy Director at Bayer Corporation Pharmaceutical Division developing Nexavar from 2000 to 2002. In addition, Dr. Martell has held a number of academic positions, including at Tufts Medical Center since 2009, where he has served in various roles including Associate Chief in the Division of Hematology/Oncology, Director of the Neely Center for Clinical Cancer Research, Leader of the Cancer Center’s Program in Experimental Therapeutics and Attending Physician; at Yale University School of Medicine as Assistant Clinical Professor of Oncology from 2001 to 2005; and as Assistant Professor at Duke Medical Center from 1998 to 2000. Dr. Martell received a B.A. in chemistry from Kalamazoo College, a Ph.D. in Pharmacology from University of Michigan and an M.D. from Wayne State University. He completed his Internal Medicine internship and residency at Duke University Medical Center, and his Fellowship in Medical Oncology also at Duke.
William Steinkrauss
Mr. Steinkrauss has served as our Chief Financial Officer and Chief Administrative Officer since January 2022. Prior to that, Mr. Steinkrauss served as Chief Financial Officer since September 2019, prior to that as vice president, treasurer and assistant secretary from January 2019 to September 2019, and prior to that served as our corporate controller, senior director of finance and assistant treasurer from August 2016 until January 2019. Mr. Steinkrauss previously served as director of technical accounting and reporting of Ovascience, Inc., a biotechnology company focused on infertility, from June 2015 to August 2016. Prior to that, he was senior manager of technical accounting at Cubist Pharmaceuticals, Inc., a biopharmaceutical company, from November 2012 to May 2015. Prior to joining Cubist Pharmaceuticals, Inc., Mr. Steinkrauss worked within the transaction services and assurance practices at PricewaterhouseCoopers, LLP. Mr. Steinkrauss holds a B.S. in accounting and finance and a M.S. in accounting from Boston College. Mr. Steinkrauss is a certified public accountant.

Table of Content
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
We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net loss was $45.4 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $1.1 billion. We have not completed the development of any drug candidate on our own. Other than Erivedge®, which is being commercialized and further developed by Genentech and Roche under our June 2003 collaboration with Genentech, we may never have a drug candidate approved for commercialization. We have financed our operations to date primarily through public offerings and private placements of our common stock, other debt financings, and amounts received through various licensing and collaboration agreements. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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

Table of Content
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
We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for emavusertib, previously CA-4948, and CI-8993 as well as development candidates we have and may continue to license under our collaborations with Aurigene and ImmuNext. We will require substantial additional capital to fund the further development of these programs, as well as to fund our general and administrative costs and expenses. Moreover, our agreements with collaborators impose significant potential financial obligations on us. For example, under our collaboration, license and option agreement with Aurigene, we are required to make milestone and royalty fee payments for preclinical development programs that will be performed by Aurigene, which impose significant potential financial obligations on us. In addition, if we choose to exercise our option under the option and license agreement with ImmuNext, or the ImmuNext Agreement, we will be required to make milestone, royalty, and option fee payments in connection with the development of CI-8993.
Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments of $139.8 million as of December 31, 2021, should enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this assessment on assumptions that may prove to be wrong, and it is possible that we will not achieve the progress that we expect with these funds because the actual costs and timing of clinical development, regulatory and commercial activities are difficult to predict and are subject to substantial risks and delays, and that we will use our capital resources sooner than we currently expect. This estimate does not reflect any additional expenditures that may result from any further strategic transactions to expand and diversify our product pipeline, including acquisitions of assets, businesses, rights to products, product candidates or technologies or strategic alliances or collaborations that we may pursue.

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

Table of Content
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
•impacts resulting from the continuing COVID-19 pandemic and responsive actions relating thereto; and
•our ability to continue as a going concern.
We face risks related to the continuing coronavirus pandemic, COVID-19, which has delayed and may continue to delay our ability to complete our ongoing clinical trials and the enrollment and initiation of future clinical trials, and may disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, the COVID-19 pandemic has caused and may continue to cause substantial disruption in the financial markets and economies, which could result in adverse effects on our business and operations.
The continuing COVID-19 pandemic caused many governments to implement measures to slow the spread of the pandemic through quarantines, strict travel restrictions, heightened border scrutiny, and other measures.
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
We have enrolled, and will seek to enroll, cancer patients in clinical trials at sites located both in the United States and internationally. Many of our clinical trial sites have imposed restrictions as a result of the COVID-19 pandemic, which have had and may continue to have a negative impact on our ability to conduct our clinical trials. We have encountered and may continue to face difficulties recruiting and retaining patients in our ongoing and planned clinical trials to the extent patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the pandemic. In addition, we do not currently know the duration or to what degree medical facilities, including our clinical trial sites, will continue to be impacted by the pandemic. For example, all of our clinical trial sites for our ongoing Phase 1/2 clinical trial for emavusertib (CA-4948) in patients with non-Hodgkin lymphomas, including those with MYD88 alterations, also known as the TakeAim

Table of Content
Lymphoma study, are at large academic research hospitals that have imposed restrictions on entry which have in some instances, prohibited and in other instances may potentially prohibit in the future, clinical trial monitors and patients from entering the trial sites. As a result, further enrollment in our ongoing TakeAim Lymphoma clinical trial for emavusertib (CA-4948) in patients with non-Hodgkin lymphomas, including those with MYD88 alterations, has been delayed and may continue to be delayed and patients currently enrolled in the trial may cease treatment due to the restrictions described above or fear of visiting or inability to visit our trial sites. As a result, enrollment in this trial has been slower than expected and the timeline of this clinical trial has been delayed and may continue to be delayed. In addition, in July 2020, we commenced enrollment in our Phase 1/2 clinical trial in emavusertib (CA-4948) in patients with relapsed/refractory acute myeloid leukemia and high risk myelodysplastic syndromes, also known as the TakeAim Leukemia. Clinical trial sites for this study have also imposed and may continue to impose restrictions similar to those described above. As a result, we may not be able to enroll this trial on our planned timeline, which would cause a delay in the overall timeline for this trial. Similarly, enrollment in and the overall timeline of our combination study of emavusertib (CA-4948) and ibrutinib, for which we commenced enrollment in February 2021 and our Phase 1 clinical trial for CI-8993, for which we commenced enrollment in September 2020, have been delayed and may continue to be delayed due to the factors discussed above. To the extent clinical trial sites are slowed down or closed to enrollment in our ongoing and planned clinical trials, this could also have a material adverse impact on our clinical trial plans and timelines. These restrictions may also impact our ability to collect patient data in a timely fashion. In addition, we do not know whether and to what extent potential exposure to COVID-19 of patients in our clinical trials could impact the efficacy of emavusertib (CA-4948) or CI-8993. The response to the COVID-19 pandemic may redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals. In addition, we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.
We and our collaborators, third-party contract manufacturers, contract research organizations and clinical sites may experience delays or disruptions in supply and release of product candidates and/or procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates, basic medical and laboratory supplies used in our clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages or supply chain disruptions as a result of the pandemic. Shortages and global supply chain disruptions could make it difficult to obtain, or cause us to be delayed in obtaining, some of our product candidates, or materials contained therein, especially when such materials come from facilities located in areas particularly impacted by COVID-19. In addition, any disruptions could impact the supply, manufacturing or distribution of Erivedge, and sales of Erivedge may be negatively impacted by a decrease in new prescriptions as a result of a decline in patient medical visits due to the COVID-19 pandemic, which has had and could continue to have a negative impact on the amount and timing of any royalty revenue we may receive from Genentech related to Erivedge. There is no guarantee that the COVID-19 pandemic, or any potential future outbreak, would not impact our supply chain, which could have a material adverse impact on our clinical trial plans and business operations. In addition, we may be subject to inflationary costs as the continuing COVID-19 pandemic has caused and may continue to cause supply chain disruptions resulting in price increases for goods and services that we rely on.
We also experienced delays in closing down our clinical trial sites related to our fimepinostat and CA-170 trials due to restrictions on non-essential workers imposed at those sites in response to COVID-19, which delayed the winding down of these trials.
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

Table of Content

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

Table of Content
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

Table of Content
we are unable to commercialize our drug candidates or experience significant delays in doing so, our business will be materially harmed.
Our ability to generate drug candidate(s) and/or drug product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our most advanced drug candidates, including emavusertib (CA-4948) and CI-8993. In March 2020, we announced that although we observed no significant drug-drug interaction in our Phase 1 study of fimepinostat in combination with venetoclax, we did not see an efficacy signal that would warrant continuation of the study. Accordingly, no further patients will be enrolled in this study. While we are currently evaluating potential future studies for fimepinostat, our success depends heavily on our ongoing and future clinical trials of emavusertib (CA-4948) and CI-8993, both of which are in early stage clinical development.
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

Table of Content
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

Our drug candidates, including emavusertib (CA-4948), CI-8993, fimepinostat, and CA-170, are novel chemical and biologic entities and their potential benefit as therapeutic cancer drugs is unproven. Our ability to generate revenues from these drug candidates, which we do not expect will occur in the short-term, if ever, will depend heavily on their successful development and commercialization, which is subject to many potential risks. For example, our drug candidates may not prove to be effective inhibitors of the molecular targets they are being designed to act against, and may not demonstrate in patients any or all of the pharmacological benefits that may have been demonstrated in preclinical studies. These drug candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. If the FDA determines that any of our drug candidates are associated with significant side effects or have characteristics that are unexpected, we may need to delay or abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk benefit perspective. Moreover, we may determine after conducting clinical trials or related studies that certain of our drug candidates do not possess the anticipated therapeutic characteristics, and we may decide to abandon or discontinue any one of our clinical studies. For example, in the fourth quarter of 2019, we announced initial data from a clinical study of CA-170 in patients with mesothelioma in conjunction with the Society of Immunotherapy of Cancer conference and based on this data, we decided no further patients will be enrolled in this study. In addition, in March 2020, we announced that although we observed no significant drug-drug interaction in our Phase 1 study of fimepinostat in combination with venetoclax, we did not see an efficacy signal that would warrant continuation of the study. Accordingly, no further patients will be enrolled in this study.

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
•the impact of the continuing COVID-19 pandemic;

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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
We are aware of multiple other companies that are developing IRAK4 inhibitors for oncology indications, including Emmaus Life Sciences, Inc./Kainos Medicine, Inc. (KM-10544), Kurome Therapeutics (IRAK1/4 asset), Kymera Therapeutics Inc. (KT-413 and KT-474), and Rigel Pharmaceuticals, Inc. (R289). VISTA (V-domain Ig Suppressor of T-cell Activation) is a novel immuno-oncology target. We are aware that Hummingbird Bioscience Pte Ltd (HMBD-002) and Pierre Fabre SA (W0180) have an active clinical-stage program and multiple other companies have preclinical developments, including Apexigen Inc. (APX-201), Kineta, Inc. (KVA12.1), PharmAbcine Inc. (PMC-309), Sensei Biotherapeutics, Inc. (SNS-101), and Suzhou Stainwei Biotech Inc. (mAb-5). In addition, there are multiple approved products on the market that inhibit PD1/PDL1, including Bristol-Myers Squibb Company’s Opdivo™, Merck & Co., Inc.'s Keytruda™, Roche Holding AG's Tecentriq™, Merck & Co., Inc., KGaA / Pfizer Inc.'s Bavencio™, AstraZeneca plc’s Imfinzi™, Regeneron Pharmaceuticals, Inc./Sanofi S.A.'s Libtayo™, and a number of drug candidates in various stages of development (by Novartis AG, TESARO Inc., and others). We are also aware of multiple other companies developing drugs to target TIM3, including Novartis AG, Incyte Corporation, TESARO, Inc., Bristol-Myers Squibb Company, Eli Lilly and Company, and others.
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

Table of Content
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

Table of Content
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
Pursuant to our collaboration with Genentech, we have granted to Genentech exclusive rights to develop and commercialize drugs based upon our Hedgehog signaling pathway technologies. Collaborations involving our drug candidates, including our collaborations with Aurigene, Genentech and ImmuNext, pose the following risks to us:
•Our collaborators each have significant discretion in determining the efforts and resources that they will apply to their respective collaboration with us. If a collaborator fails to allocate sufficient time, attention and resources to our collaboration, the successful development and commercialization of drug candidates under such collaboration is likely to be adversely affected. For example, we are dependent on ImmuNext to conduct certain non-clinical research activities to support our Phase 1 clinical trial of CI-8993.
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
•Our collaborators may change the focus of their development and commercialization efforts or pursue higher-priority programs and there can be no assurance that third parties engaged to develop or commercialize our product candidates or products will succeed in developing or commercializing our products or devote sufficient resources to the development or commercialization of our product candidates or products. In addition, potential competitors may have substantially greater financial and other resources and may be able to expend more funds and effort with respect to competing products than Genentech or other third-parties engaged by us.

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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
Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020 and a transition period to December 31, 2020, was established to allow the United Kingdom and the European Union to negotiate the United Kingdom’s withdrawal. As a result, effective January 1, 2021, the United Kingdom is no longer part of the European Single Market and European Union Customs Union. A co-operation agreement was signed between the United Kingdom and the European Union in December 2020, which was applied provisionally beginning in January 1, 2021 and entered into force on May 1, 2021. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. As both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.
Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, the consequences of Brexit and the impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom remains unclear. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of European Union law instruments governing medicinal products that existed prior to the United Kingdom’s withdrawal from the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.
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

Table of Content
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
The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the agency to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
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
We and our collaborators must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.
Failure to comply with regulatory requirements, may yield various results, including:

Table of Content
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

Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the EU’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions. Further, the marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU notably under Directive 2001/83EC, as amended, and are also subject to EU Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.
Accordingly, assuming we, or our collaborators, receive marketing approval for one or more of our product candidates, we, and our collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we, and our collaborators, are not able to comply with post-approval regulatory requirements, our or our collaborators’ ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.
We may seek certain designations for our product candidates, including Breakthrough Therapy and Fast Track designations, in the US, and PRIME Designation in the EU, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.
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

Table of Content
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
In the EU, we may seek PRIME designation for some of our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the EU or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the EU and for which the sponsor intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims. The benefits of a PRIME designation include the appointment of a CHMP rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables a sponsor to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.
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

Table of Content
Given our limited experience in developing and commercializing diagnostics, we do not plan to develop companion diagnostics internally and thus will be dependent on the sustained cooperation and effort of third-party collaborators in developing and obtaining approval for these companion diagnostics. We may not be able to enter into arrangements with a provider to develop a companion diagnostic for use in connection with a registrational trial for our product candidates or for commercialization of our product candidates, or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates. We and our future collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by our collaborators to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates. In addition, we, our collaborators or third parties may encounter production difficulties that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics by physicians.
We believe that adoption of screening and treatment into clinical practice guidelines is important for payer access, reimbursement, utilization in medical practice and commercial success, but both our collaborators and we may have difficulty gaining acceptance of the companion diagnostic into clinical practice guidelines. If such companion diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales, if any, of any of our product candidates that are approved for commercial sale. In addition, any companion diagnostic collaborator or third party with whom we contract may decide not to commercialize or to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our product candidates, or our relationship with such collaborator or third party may otherwise terminate. We may not be able to enter into arrangements with another provider to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.
Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications.

Table of Content
As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.
If approved, our product candidates that are licensed and regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.
The BPCIA was enacted as part of the Patient Protection and Affordable Care Act, or the ACA, to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product In addition, the licensure of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as its BLA does not reply on the reference product, sponsor’s data or submit the application as a biosimilar application. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty, and any new policies or processes adopted by the FDA could have a material adverse effect on the future commercial prospects for our biological products.
We believe that any of the product candidates we develop as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing. Nonetheless, the approval of a biosimilar to our product candidates would have a material adverse impact on our business due to increased competition and pricing pressure.
If the FDA, EMA or other comparable foreign regulatory authorities approve generic versions of any of our small molecule investigational products that receive marketing approval, or such authorities do not grant our products appropriate periods of exclusivity before approving generic versions of those products, the sales of our products, if approved, could be adversely affected.
Once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the sponsor generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labelling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.
The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The FDCA provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity. Specifically, in cases where such exclusivity has been granted, an ANDA may not be submitted to the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent

Table of Content
covering the reference listed drug is either invalid or will not be infringed by the generic product, in which case the sponsor may submit its application four years following approval of the reference listed drug.
Generic drug manufacturers may seek to launch generic products following the expiration of any applicable exclusivity period we obtain if our products are approved, even if we still have patent protection for such products. Competition that our products could face from generic versions of our products could materially and adversely affect our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we have made in those product candidates.
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
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the CARES Act. Pursuant to subsequent legislation, however, these Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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

Table of Content
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
The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed.
The prices of prescription pharmaceuticals have been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In markets outside of the United States and the European Union, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In many countries, including those of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.
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

Table of Content
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
Transparency Requirements. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the HHS information related to healthcare provider payments and other transfers of value and healthcare provider ownership and investment interests; and
Analogous State and Foreign Laws. Analogous state laws and regulations, such as state anti-kickback and false claims laws, and transparency laws, may apply to sales or marketing arrangements, and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. Many state laws also govern the privacy and security of health information and other personal information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Foreign laws also govern the privacy and security of health information and other personal information in many circumstances.
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
There are multiple privacy and data security laws that may impact our business activities in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the healthcare industry generally, for example, under HIPAA, HHS has issued regulations to protect the privacy and security of protected health information used or disclosed by specific covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials are regulated by the Federal Policy for the Protection of Human Subjects, or the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought

Table of Content
civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. Moreover, new laws and regulations governing privacy and security may be adopted in the future as well.
Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including strict rules on the transfer of personal data to countries outside the European Union, including the United States. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.
As a result, there is increased scrutiny on the extent to which clinical trial sites located in the EEA should apply the GPDR to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or €20.0 million, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.
There also are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. This CJEU decision may lead to increased scrutiny on data transfers from the EU to the United States generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.
As with other issues related to Brexit, there are open questions about how personal data will be protected in the United Kingdom and whether personal information can transfer from the EU to the United Kingdom. Following the withdrawal of the United Kingdom from the EU, the United Kingdom’s Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. While the United Kingdom’s Data Protection Act 2018, which “implements” and complements the GDPR, achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. The United Kingdom government has already determined that it considers all European Union and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the European Union/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the United Kingdom as being “essentially adequate” for purposes of data transfer from the EU to the United Kingdom, although this decision may be re-evaluated in the future.
Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and any eventual sale and distribution of commercial products.
Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. There have been several developments in recent years with respect to U.S. state data privacy laws. For example, the California Consumer Privacy Act, or CCPA, which went into effect on January 1,

Table of Content
2020, is creating similar risks and obligations as those created by GDPR, though the Act does exempt certain information collected as part of a clinical trial subject to the Common Rule. The CCPA’s requirements include requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. It also provides California residents a private right of action in certain circumstances, including the ability to seek statutory damages, in the event of a breach involving their personal information. Compliance with the CCPA is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. On November 3, 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which will significantly expand the CCPA to incorporate additional provisions including requiring that the use, retention and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA will also expand personal information rights of California residents, including creating a right to opt out of sharing of personal information with third parties for advertising, expanding the lookback period for the right to know about personal information held by businesses, and expanding the right to erasure for information held by third parties. Most CPRA provisions will take effect on January 1, 2023, though the obligations will apply to any personal information collected after January 1, 2022. These provisions may apply to some of our business activities. In addition, other states, including Virginia and Colorado, already have passed state privacy laws. Other states will be considering these laws in the future. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
A broad range of legislative measures related to privacy also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.
In addition to the foregoing, any breach of privacy laws or data security laws, particularly resulting in a significant security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential patient or consumer information, could have a material adverse effect on our business, reputation and financial condition. As a data controller, we will be accountable for any third-party service providers we engage to process personal data on our behalf, including our CROs. There is no assurance that privacy and security-related safeguards we implement will protect us from all risks associated with the third-party processing, storage and transmission of such information. In certain situations, both in the United States and in other countries, we also may be obligated as a result of a security breach to notify individuals and/or government entities about these breaches.
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

Table of Content
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

Table of Content
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

Table of Content
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
The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $16.65 and a low price of $0.62 per share for the period January 1, 2017 through February 17, 2022. The daily closing market price for our common stock has varied between a high price of $16.27 on May 12, 2021 and a low price of $2.97 on February 3, 2022 in the twelve-month period ending on February 17, 2022. During this time, the price per share has ranged from an intra-day low of $0.60 per share to an intra-day high of $17.40 per share. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks. Prices for our stock will be determined in the marketplace and may be influenced by many factors, including:
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

Table of Content

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

Table of Content
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
We are subject to taxation in numerous U.S. states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws, as more fully described below in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.” Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.
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
As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, the CARES Act was enacted on March 27, 2020, COVID relief provisions were included in the Consolidated Appropriations Act, 2021, or CAA, which was enacted on December 27, 2020, and the American Rescue Plan Act of 2021, or ARPA, was enacted on March 11, 2021. All contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the TCJA. It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years.
Regulatory guidance under the TCJA, the FFCR Act, the CARES Act, the CAA, and ARPA is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, and as a result of the changes in the U.S. presidential administration and control of the U.S. Senate, additional tax legislation may also be enacted; any such additional legislation could have an impact on us. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act, the CARES Act, the CAA, or the ARPA.

Table of Content
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
As of February 17, 2022, Aurigene beneficially owned approximately 6.0% of our outstanding common stock. Subject to certain restrictions, Aurigene is able to sell its common shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended. By selling a large number of shares of common stock, Aurigene could cause the price of our common stock to decline. In addition, the perception in the public markets that sales by Aurigene might occur could also adversely affect the market price of our common stock.
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

Table of Content
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
As of February 17, 2022, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 30.1% of our outstanding common stock including approximately 6.0% of our outstanding common stock owned by Aurigene. As a result, if these stockholders were to choose to act together, they may be able to affect the outcome of matters submitted to our stockholders for approval, as well as our management and affairs, such as:
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
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

Table of Content
ITEM 2.PROPERTIES
Our headquarters consist of office and laboratory space in Lexington, Massachusetts. We occupy approximately 21,772 feet of space under a seven-year lease agreement, which we entered into in December 2019. We occupied this leased property in May 2020. This lease expires in April 2027, and we have one five-year option to extend it through April 2032. On January 27, 2022, we amended the lease agreement to expand the leased space by approximately 9,340 square feet (“Lease Amendment”). In addition, the Lease Amendment provides us and the landlord each with an option to terminate the lease agreement early. Our early termination option becomes effective on the lease commencement date of a new lease for larger premises within the landlord’s commercial real estate portfolio (“New Lease”), and we may exercise our early termination option by providing the landlord with written notice of such election to terminate the lease agreement concurrently with the execution of the New Lease. The landlord has the option to terminate the lease agreement early by providing written notice to us eighteen (18) months prior to December 31, 2025. We believe this office and laboratory space will be sufficient to meet our needs for the foreseeable future and that suitable additional space will be available as and when needed.
ITEM 3.LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.    Our common stock is traded on the Nasdaq Global Market under the trading symbol “CRIS.”
Holders.    On February 17, 2022 the last reported sale price of our common stock per share on the Nasdaq Global Market was $3.28 and there were 78 holders of record of our common stock. The number of record holders may not be representative of the number of beneficial owners because many of the shares of our common stock are held by depositories, brokers or other nominees.
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
Issuer Purchases of Equity Securities.    None.
Unregistered Sales of Equity Securities.    None.
Performance Graph.    The graph below compares the cumulative total stockholder return on our common stock for the period from December 31, 2016 through December 31, 2021, with the cumulative total return on (i) NASDAQ Pharmaceutical Index, (ii) NASDAQ Composite Index and (iii) NASDAQ Biotechnology Index. The comparison assumes investment of $100 on December 31, 2016 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends.
This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act or the Exchange Act.

Table of Content

$350
$300
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Curis, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on December 31, 2016 in stock or index, including reinvestment of dividends.
ITEM 6.[RESERVED]

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
We conduct our research and development programs both internally and through strategic collaborations. Our clinical stage drug candidates are emavusertib, previously CA-4948, and CI-8993:
•Emavusertib, previously CA-4948, an orally available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4, or IRAK4, which is currently undergoing testing in a Phase 1/2 open-label dose escalating clinical trial in patients with non-Hodgkin lymphomas, or NHL, including those with Myeloid Differentiation Primary Response Protein 88, or MYD88, alterations, also known as the TakeAim Lymphoma study. We reported preliminary clinical

Table of Content
data from the study in December 2020. The trial was amended to include a combination study of emavusertib (CA-4948) and ibrutinib, a BTK inhibitor, in patients with NHL for which we enrolled the first patient in February 2021. We expect to provide initial data from the combination study in the first half of 2022. We are also conducting a separate Phase 1/2 open-label, single arm dose escalating and expansion trial in patients with relapsed or refractory, or R/R, acute myeloid leukemia, or AML, and high risk myelodysplastic syndromes, or MDS, also known as the TakeAim Leukemia study, and announced preliminary clinical data from this study in December 2020. The study was amended in April 2021 to include dose escalation cohorts of emavusertib (CA-4948) in combination with azacitidine or venetoclax. In April 2021, emavusertib (CA-4948) was granted Orphan Drug Designation for the treatment of R/R AML and high risk MDS by the U.S. Food and Drug Administration, or FDA. In June 2021, we reported updated preliminary clinical data from the TakeAim Leukemia study and announced the recommended Phase 2 dose for monotherapy dose expansion. In January 2022, we provided updated preliminary clinical data for patients from the TakeAim Leukemia study.
•CI-8993, a monoclonal antibody designed to antagonize the V-domain Ig suppressor of T cell activation, or VISTA signaling pathway. In June 2020, we announced that the FDA had cleared our Investigational New Drug, or IND, application for CI-8993. In September 2020, we began enrollment in our Phase 1 trial of CI-8993 in patients with R/R solid tumors. We have an option to license CI-8993 from ImmuNext, Inc., or ImmuNext. In January 2022, we provided initial safety, pharmacokinetic and pharmacodynamic data from the Phase 1 study in patients with R/R solid tumors.
Our pipeline also includes the following:
•Fimepinostat, a small molecule that potently inhibits the activity of histone deacetylase, or HDAC, and phosphotidyl-inositol 3 kinase, or PI3 kinase enzymes, which has been granted Orphan Drug Designation and Fast Track Designation for the treatment of diffuse large B-cell lymphoma, or DLBCL, and Orphan Drug Designation for nuclear protein in testis (NUT) midline carcinoma by the FDA. In 2019, we began enrollment in a Phase 1 combination study with venetoclax in DLBCL patients, including patients with translocations in both MYC and the BCL2 gene, also referred to as double-hit lymphoma, or high-grade B-cell lymphoma, or HGBL. We reported preliminary clinical data from this combination study in December 2019. In March 2020, we announced that although we observed no significant drug-drug interaction in our Phase 1 study of fimepinostat in combination with venetoclax, we did not see an efficacy signal that would warrant continuation of the study. Accordingly, no further patients will be enrolled in this study. We are currently evaluating future studies for fimepinostat.
•CA-170, a small molecule antagonist of VISTA and PDL1, for which we announced initial data from a clinical study in patients with mesothelioma in conjunction with the Society of Immunotherapy of Cancer conference in November 2019. Based on this data, no further patients will be enrolled in the study. We are currently evaluating future studies for CA-170.
•CA-327, a small molecule antagonist of PDL1 and TIM3, is a pre-IND, stage oncology drug candidate.
We are party to a collaboration with Genentech Inc., or Genentech, a member of the Roche Group, under which F. Hoffmann-La Roche Ltd, or Roche and Genentech are commercializing Erivedge® (vismodegib), a first-in-class orally administered small molecule Hedgehog signaling pathway antagonist. Erivedge is approved for the treatment of advanced basal cell carcinoma, or BCC.
In January 2015, we entered into an exclusive collaboration agreement with Aurigene Discovery Technologies Limited, or Aurigene, for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology, which was amended in September 2016 and February 2020. As of December 31, 2021, we have licensed four programs under the Aurigene collaboration, including emavusertib (CA-4948).
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
Based on our clinical development plans for our pipeline, we intend to predominantly focus our available resources on the continued development of emavusertib (CA-4948), in collaboration with Aurigene, and CI-8993, in collaboration with ImmuNext, in the near term.
Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, debt

Table of Content
financings and the monetization of certain royalty rights. We have never been profitable on an annual basis and have an accumulated deficit of $1.1 billion as of December 31, 2021. For the year ended December 31, 2021, we incurred a loss of $45.4 million and used $37.6 million of cash in operations. We expect to continue to generate operating losses in the foreseeable future. We anticipate that our $139.8 million of existing cash, cash equivalents and investments at December 31, 2021 should enable us to maintain our planned operations for the next 12 months and into 2024. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
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
COVID-19 Pandemic
The continuing COVID-19 pandemic has caused many governments to implement measures to slow the spread of the pandemic through quarantines, strict travel restrictions, heightened border scrutiny, and other measures. The pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce. While the COVID-19 pandemic has had adverse effects on our business and we expect the pandemic to have an adverse effect on our business, financial conditions and results of operations in the future, we are unable to predict the extent or nature of the future progression of the COVID-19 pandemic or its effects on our business and operations at this time.
We have enrolled, and will seek to enroll, cancer patients in clinical trials at sites located both in the United States and internationally. Many of our clinical trial sites have imposed restrictions as a result of the COVID-19 pandemic, which have had and may continue to have a negative impact on our ability to conduct our clinical trials. We have encountered and may continue to face difficulties recruiting and retaining patients in our ongoing and planned clinical trials to the extent patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the pandemic. In addition, we do not currently know the duration or to what degree medical facilities, including our clinical trial sites, will continue to be impacted by the pandemic. For example, all of our clinical trial sites for our ongoing TakeAim Lymphoma study of emavusertib (CA-4948) are at large academic research hospitals that have imposed restrictions on entry which have in some instances prohibited, and in other instances may potentially prohibit in the future, clinical trial monitors and patients from entering the trial sites. We are actively working with our clinical trial sites to follow FDA guidelines for conducting clinical trials during the COVID-19 pandemic, including performing remote monitoring to the extent possible and arranging for the shipment of medicine directly from the clinical trial site to patients who are enrolled in our trials, if required; however, there is no assurance such arrangements will be successful. As a result, further enrollment in our ongoing TakeAim Lymphoma study of emavusertib (CA-4948) has been delayed and may continue to be delayed and patients currently enrolled in the trial may cease treatment due to the restrictions described above or fear of visiting or inability to visit our trial sites. As a result, enrollment in this trial has been slower than expected and the timeline of this trial has been delayed and may continue to be delayed. In addition, in July 2020, we commenced enrollment in our TakeAim Leukemia study of emavusertib (CA-4948). Clinical trial sites for this study have also imposed and may continue to impose restrictions similar to those described above. As a result, we may not be able to enroll this trial on our planned timeline, which would cause a delay in the overall timeline for this trial. Similarly, enrollment in and the overall timeline of our combination study of emavusertib (CA-4948) and ibrutinib, for which we commenced enrollment in February 2021, and our Phase 1 clinical trial for CI-8993, for which we commenced enrollment in September 2020, have been delayed and may continue to be delayed due to the factors discussed above. To the extent clinical trial sites are slowed down or closed to enrollment in our ongoing and planned clinical trials, this could also have a material adverse impact on our clinical trial plans and timelines. These restrictions may also impact our ability to collect patient data in a timely fashion. In addition, we do not know whether and to what extent potential exposure to COVID-19 of patients in our clinical trials could impact the efficacy of emavusertib (CA-4948) or CI-8993. The response to the COVID-19 pandemic may redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals. In addition, we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.
We and our collaborators, third-party contract manufacturers, contract research organizations and clinical sites may experience delays or disruptions in supply and release of product candidates and/or procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates, basic medical and laboratory supplies used in our clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages or supply chain disruptions as a result of the pandemic. While we

Table of Content
believe that we currently have sufficient supply of our product candidates to continue our ongoing clinical trials, shortages and global supply chain disruptions could make it difficult to obtain, or cause us to be delayed in obtaining, some of our product candidates, or materials contained therein, especially when such materials come from facilities located in areas particularly impacted by COVID-19. With shortages of supplies and continuing supply chain disruptions, we may be subject to inflationary costs and experience price increases for goods and services that we rely on. In addition, any disruptions could impact the supply, manufacturing or distribution of Erivedge, and sales of Erivedge may be negatively impacted by a decrease in new prescriptions as a result of a decline in patient medical visits due to the COVID-19 pandemic, which has had and could continue to have a negative impact on the amount and timing of any royalty revenue we may receive from Genentech related to Erivedge. There is no guarantee that the COVID-19 pandemic, or any potential future outbreak, would not impact our supply chain, which could have a material adverse impact on our clinical trial plans and business operations.
We also experienced delays in closing down our clinical trial sites related to our fimepinostat and CA-170 trials due to restrictions on non-essential workers imposed at those sites in response to COVID-19, which delayed the winding down of these trials.
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
Key Drivers
We believe that near term key drivers to our success will include:
•our ability to successfully plan, finance and complete current and planned clinical trials for emavusertib (CA-4948) and CI-8993, as well as for such clinical trials to generate favorable data; and
•our ability to raise additional financing, when required, to fund operations.
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
Aurigene
Our exclusive collaboration agreement, as amended, with Aurigene provides for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and selected precision oncology targets. As of December 31, 2021, we have four licensed programs, including emavusertib (CA-4948).
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

Table of Content
ImmuNext License Agreement
In January 2020, we entered into an option and license agreement with ImmuNext, or the ImmuNext Agreement. Under the terms of the ImmuNext Agreement, we agreed to engage in a collaborative effort with ImmuNext, and to conduct a Phase 1 clinical trial of an ImmuNext compound that antagonizes VISTA. We are conducting this Phase 1 clinical trial with respect to CI-8993. In exchange, ImmuNext granted us an exclusive option, exercisable until the earlier of (a) four years after January 6, 2020 and (b) 90 days after database lock for the first Phase 1 trial in which the endpoints are satisfied, or the Option Period, to obtain an exclusive, worldwide license to develop and commercialize certain VISTA antagonizing compounds and products containing these compounds in the field of oncology.
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
In addition to the contingent cash milestone payments, our wholly owned subsidiary, Curis Royalty, is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech. We recognized $10.7 million of royalty revenue from Genentech’s net sales of Erivedge during the year ended December 31, 2021, and have recognized an aggregate of $80.1 million in royalty revenues since Erivedge was approved.
As a result of our licensing agreements with various universities, we are obligated to make payments to university licensors on royalties that Curis Royalty earns in all territories. Cost of royalty revenues were $0.5 million during the year ended December 31, 2021 and we have paid an aggregate of $4.1 million to university licensors since Erivedge was approved.
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

Table of Content
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
Debt.    In March 2017, we and Curis Royalty entered into a credit agreement with HealthCare Royalty, collateralized with certain future Erivedge royalty and royalty related payment streams. Pursuant to the credit agreement, HealthCare Royalty made a $45.0 million loan at an annual interest rate of 9.95% to Curis Royalty, with the net proceeds distributed to us as sole equity holder of Curis Royalty. In March 2019, we terminated and repaid the outstanding principal and interest of $35.8 million that was due under the loan.
In April 2020, we entered into a promissory note evidencing an unsecured $0.9 million loan, or the PPP Loan, under the Paycheck Protection Program, or PPP, of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act as administered by the U.S. Small Business Administration, or the SBA. The PPP Loan was made by Silicon Valley Bank and had a term of 24-months and an interest rate of 1%. Under the terms of the CARES Act and the Paycheck Protection Program Flexibility Act of 2020, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. We applied for such forgiveness in 2020 and received notification in June 2021 that the SBA had forgiven the PPP Loan in full, including interest accrued on the PPP Loan. During the year ended December 31, 2021, the Company recorded a gain of $0.9 million to Other income (expense), net for extinguishment of the debt. As of December 31, 2020, the Company recorded short- and long-term debt related to the PPP Loan of $0.6 million and $0.3 million, respectively.
Liability Related to the Sale of Future Royalties.   In connection with the termination and repayment in full of the loan with HealthCare Royalty, the Company and Curis Royalty entered into the royalty interest purchase agreement, or Oberland Purchase Agreement, with entities managed by Oberland Capital Management, LLC, or the Purchasers. Upon closing of the Oberland Purchase Agreement, Curis Royalty received an upfront purchase price of $65.0 million from the Purchasers, approximately $33.8 million of which was used to pay off the remaining loan principal to HealthCare Royalty, and $3.7 million of which was used to pay transaction costs, including $3.4 million to HealthCare Royalty in accrued and unpaid interest and prepayment fees under the loan, resulting in net proceeds of $27.5 million. Curis Royalty will also be entitled to receive milestone payments of $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026, which milestone payments may each be paid, at the option of the Purchasers, in a lump sum in cash or out of the Purchaser’s portion of future payments under the Oberland Purchase Agreement. For further discussion of the Oberland Purchase Agreement, see “Liquidity and Capital Resources – Royalty Interest Purchase Agreement”.
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

Table of Content
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
•sublicense payments;
•the costs of supplies and reagents;
•occupancy and depreciation charges;
•certain payments that we make to Aurigene and ImmuNext under our collaboration agreements, including, for example, option exercise fees and milestone payments; and
•payments that we are obligated to make to certain third-party university licensors upon our receipt of payments from Genentech related to the achievement of clinical development and regulatory objectives under our collaboration agreement.
We expense research and development costs as incurred. We are currently incurring research and development costs under our Hedgehog signaling pathway antagonist collaboration with Genentech related to the maintenance of third-party licenses to certain background technologies.
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we conduct our clinical trials of emavusertib (CA-4948) and CI-8993; prepare regulatory filings for our product candidates; continue to develop additional product candidates; and potentially advance our product candidates into later stages of clinical development.
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

Table of Content
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
We have recorded employee and director stock-based compensation expense of $5.3 million, $2.7 million, and $2.7 million for the years ended December 31, 2021, 2020, and 2019 respectively.
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

Table of Content
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
Results of Operations (all amounts rounded to the nearest thousand)
Years Ended December 31, 2021 and December 31, 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and December 31, 2020:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2021	2020	2021 v. 2020
Revenues	$10,649	$10,835	(2)%
Cost of royalty revenues	533	534	<1%
Research and development	34,884	23,068	51%
General and administrative	17,297	12,131	43%
Total other expense, net	3,371	5,010	(33)%
Net loss	$(45,436)	$(29,908)	52%

Revenues
Total revenues are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2021	2020	2021 v. 2020
Royalties	$10,749	$10,724	<1%
Other revenue	1	214	(100)%
Contra revenue, net	(101)	(103)	(2)%
Total revenues, net	$10,649	$10,835	(2)%
Total revenues decreased by $0.2 million, or 2%, to $10.6 million for the year ended December 31, 2021 as compared to $10.8 million for the year ended December 31, 2020, primarily related to a decrease in Erivedge royalties.
Cost of Royalty Revenues. Cost of royalty revenues remained consistent at $0.5 million for the years ended December 31, 2021 and 2020. These amounts primarily relate to payments to university licensors on royalties that Curis Royalty earns on Genentech’s net sales of Erivedge.

Table of Content
Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2021	2020	2021 v. 2020
Direct research and development expenses	$20,253	$14,746	37%
Employee-related expenses	12,647	6,418	97%
Facilities, depreciation and other expenses	1,984	1,904	4%
Total research and development expenses	$34,884	$23,068	51%
Research and development expenses increased by $11.8 million, or 51%, to $34.9 million for the year ended December 31, 2021, as compared to $23.1 million for the prior year. Direct research and development expenses increased by $5.5 million for the year ended December 31, 2021 as compared to the prior year period primarily due to increased clinical and manufacturing costs for our programs. The increase in costs is partially offset by a $1.3 million upfront license fee expense from our option and license agreement with ImmuNext that occurred during the first quarter of 2020. Additionally, employee related costs increased by $6.2 million, primarily attributable to increased stock compensation and personnel costs as a result of additional headcount.
We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance our programs, including clinical and preclinical development costs, manufacturing, option exercise fees, and potential payments upon achievement of certain milestones.
General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2021	2020	2021 v. 2020
Personnel	$5,577	$4,325	29%
Occupancy and depreciation	617	695	(11)%
Legal services	2,462	2,218	11%
Professional and consulting services	3,009	1,621	86%
Insurance costs	1,021	518	97%
Stock-based compensation	3,435	1,967	75%
Other general and administrative expenses	1,176	787	49%
Total general and administrative expenses	$17,297	$12,131	43%

General and administrative expenses increased by $5.2 million, or 43%, to $17.3 million for the year ended December 31, 2021, as compared to $12.1 million for the prior year. The increase in general administrative expense was driven primarily by higher costs for stock-based compensation, professional and consulting services, personnel, and insurance as compared to the prior year.
Other Expense
Other expense, net, was $3.4 million for the year ended December 31, 2021, as compared to $5.0 million for the same period in 2020. Net other expense for the year ended December 31, 2021 primarily consisted of $4.5 million of imputed interest expense related to future royalty payments, partly offset by $0.9 million related to the gain on the forgiveness of the PPP loan and $0.2 million of interest income. Net other expense for the year ended December 31, 2020 primarily consisted of $5.1 million of imputed interest expense related to future royalty payments, partially offset by $0.1 million of interest income.
As a result of the foregoing, we incurred a net loss of $45.4 million for the year ended December 31, 2021 and $29.9 million for the year ended December 31, 2020.

Years Ended December 31, 2020 and December 31, 2019

Table of Content

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
Our total research and development expenses increased by $0.8 million, or 3%, to $23.1 million for the year ended December 31, 2020, as compared to $22.3 million for the prior year. Direct research and development expenses decreased by $0.3 million for the year ended December 31, 2020 as compared to the prior year period primarily due to reduced clinical and manufacturing costs for CA-170 and fimepinostat, partially offset by $2.3 million in costs related to our option and license agreement with ImmuNext and increased clinical and manufacturing costs for emavusertib (CA-4948) and CI-8993.
We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance our programs, including clinical and preclinical development costs, manufacturing, option exercise fees, and potential payments upon achievement of certain milestones.

Table of Content
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
At December 31, 2021, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $139.8 million, excluding our restricted cash of $0.7 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase. Our investments short and long-term primarily include commercial paper and securities. We maintain cash balances with financial institutions in excess of insured limits.
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

Table of Content
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
Debt Financing
In April 2020, we entered into a promissory note evidencing an unsecured $0.9 million loan, or the PPP Loan, under the Paycheck Protection Program, or PPP, of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act as administered by the U.S. Small Business Administration, or the SBA. The PPP Loan was made by Silicon Valley Bank and had a term of 24-months and an interest rate of 1%. Under the terms of the CARES Act and the Paycheck Protection Program Flexibility Act of 2020, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. We applied for such forgiveness in 2020 and received notification in June 2021 that the SBA had forgiven the PPP Loan in full, including interest accrued on the PPP Loan. During the year ended December 31, 2021, the Company recorded a gain of $0.9 million to Other income (expense), net for extinguishment of the debt.
Royalty Interest Purchase Agreement
In March 2019, we and Curis Royalty entered into the royalty interest purchase agreement, or Oberland Purchase Agreement with the Purchasers. We sold to the Purchasers a portion of our rights to receive royalties from Genentech on potential net sales of Erivedge.

Table of Content
As upfront consideration for the purchase of the royalty rights, at closing the Purchasers paid to Curis Royalty $65.0 million less certain transaction expenses. Curis Royalty will also be entitled to receive up to $53.5 million in milestone payments based on sales of Erivedge if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026. For further discussion please refer to Note 9 to our consolidated financial statements included in Part II, Item 8, "Liability Related to the Sale of Future Royalties."
Milestone Payments and Monetization of Royalty Rights
We began receiving royalty revenues in 2012 in connection with Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. Erivedge royalty revenues received after December 2012 have been used to repay Curis Royalty’s outstanding principal and interest under credit agreements. A portion of Erivedge royalty and royalty-related revenue payments will be paid to the Purchasers pursuant to the Oberland Purchase Agreement. We also remain entitled to receive any contingent payments upon achievement of clinical development objectives and royalty payments related to sales of Erivedge pursuant to our collaboration agreement with Genentech and certain contingent payments upon achievement of contractually specified royalty revenue payment amounts related to sales of Erivedge pursuant to the Oberland Purchase Agreement. Upon receipt of any such payments, as well as on royalties received, we are required to make payments to certain university licensors totaling 5% of these amounts.
Cash Flows
Cash flows for operations have primarily been used for salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods.
Net cash used in operating activities of $37.6 million during the year ended December 31, 2021 was primarily the result of our net loss for the period of $45.4 million, partially offset by non-cash charges primarily consisting of $5.3 million in stock-based compensation. In addition, accounts payable and accrued and other liabilities increased $5.0 million, operating lease liability decreased $1.7 million, accounts receivable increased $0.2 million, and prepaid expenses and other assets increased $2.0 million.
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
Investing activities used cash of $47.9 million for the year ended December 31, 2021. These changes primarily resulted from net investment activity from purchases and sales or maturities of investments for those respective periods.
Investing activities used cash of $49.0 million for the year ended December 31, 2020. This change primarily resulted from net investment activity from purchases and sales or maturities of investments. The increase in purchases of investments resulted primarily from the investment of cash proceeds from the public offering of common stock in December 2020.
Investing activities used cash of $4.5 million for the year ended December 31, 2019. This change primarily resulted from net investment activity from purchases and sales or maturities of investments.
Financing activities used cash of $4.2 million for the year ended December 31, 2021. This was primarily due to payments related to the royalty interest purchase agreement with Oberland Capital.

Table of Content
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
Funding Requirements
We have incurred significant losses since our inception. As of December 31, 2021, we had an accumulated deficit of approximately $1.1 billion. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for emavusertib (CA-4948) and CI-8993 as well as development candidates we have and continue to license under our collaborations with Aurigene and ImmuNext. We will require substantial additional capital to fund the further development of these programs, as well as to fund our general and administrative costs and expenses. Moreover, our agreements with collaborators impose significant potential financial obligations on us. For example, under our collaboration, license and option agreement with Aurigene, we are required to make milestone, royalty and option fee payments for discovery, research and preclinical development programs that will be performed by Aurigene, which impose significant potential financial obligations on us. In addition, if we choose to exercise our option under the option and license agreement with ImmuNext, or the ImmuNext Agreement, we will be required to make milestone, royalty, and option fee payments in connection with the development of CI-8993.
Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments of $139.8 million as of December 31, 2021, should enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. If we are unable to obtain sufficient funding, we will be forced to delay, reduce in scope or eliminate some of our research and development programs, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, any of our product candidates, which could adversely affect our business prospects and our ability to continue operations, and would have a negative impact on our financial condition and our ability to pursue our business strategies. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us, or at all. Furthermore, high volatility in the capital markets resulting from the COVID-19 pandemic has had, and could continue to have, a negative impact on the price of our common stock, and could adversely impact our ability to raise additional funds. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. Our failure to raise capital through a financing or strategic alternative as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise sufficient capital we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
Furthermore, there are a number of factors that may affect our future capital requirements and further accelerate our need for additional working capital, many of which are outside our control, including the following:
•unanticipated costs in our research and development programs;

Table of Content
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
Contractual Obligations
In December 2019, we entered into a seven-year operating lease for a 21,772 square foot real estate property that commenced in May 2020. The leased property is used for office, research and laboratory space and is located at 128 Spring Street. In addition to the base rent, we are responsible for our share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement. The future minimum lease payments and related obligations under the agreement are $8.9 million over six years. In addition, our cash commitments for outside service obligations are $0.5 million over four years.
New Accounting Pronouncements
See Note 2 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K for a description of recent accounting pronouncements applicable to our business.
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of December 31, 2021, we had cash, cash equivalents and investments of $139.8 million, which consisted of U.S. Treasury securities, commercial paper, corporate debt and money market funds. To reduce the volatility relating to these exposures, we have put investment and risk management policies and procedures in place. The primary objective of our investment activities is to preserve capital to fund our operations. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Table of Content
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment our management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.
Based on our assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLC, an independent registered public accounting firm, who has issued an attestation report on our internal control over financial reporting that appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Curis, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Curis, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Table of Content
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
Liability Related to the Sale of Future Royalties
As described in Note 9 to the consolidated financial statements, the Company entered into a royalty interest purchase agreement (“Oberland Purchase Agreement”) in 2019 with entities managed by Oberland Capital Management, LLC (“Oberland”). The Company sold to Oberland a portion of its rights to receive royalties from Genentech on potential net sales of Erivedge. As a result of the obligation to pay future royalties to Oberland, management recorded the proceeds from this transaction as a liability on its consolidated balance sheet that will be accounted for using the interest method over the estimated life of the Oberland Purchase Agreement. Management determined the fair value of the liability related to the sale of future royalties at the time of the Oberland Purchase Agreement to be $65.0 million. As of December 31, 2021, the liability related to the sale of future royalties was $53.8 million. The projected amount of royalty payments expected to be paid to Oberland involves the use of significant estimates and assumptions with respect to the revenue growth rate in the Company's projections of sales of Erivedge.
The principal considerations for our determination that performing procedures relating to the liability related to the sale of future royalties is a critical audit matter are the (i) high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of the liability due to the significant amount of judgment by management when developing the estimate and (ii) significant audit effort in evaluating the revenue growth rate and in evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to management's development of the fair value estimate of the liability related to the sale of future royalties. These procedures also included, among others, testing management’s process for estimating the fair value of the liability related to the sale of future royalties and testing management’s cash flow projections used to estimate the fair value of the liability. Testing management’s process included evaluating the appropriateness of the valuation method, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of the revenue growth rate significant assumption. Evaluating the reasonableness of the revenue growth rate involved (i) testing historical royalty payments received from Genentech, (ii) confirming information and amounts directly with Genentech, including evaluating this information for consistency with the contractual terms of the agreement, and (iii) testing management’s process for estimating future Erivedge sales by comparing prior period revenue estimates to actual revenue amounts based on payments received.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 24, 2022

We have served as the Company's auditor since 2002.

Table of Content
CURIS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$40,014	$129,610
Short-term investments	75,870	38,884
Accounts receivable	3,224	3,043
Prepaid expenses and other current assets	3,267	1,215
Total current assets	122,375	172,752
Long-term investments	23,964	14,564
Property and equipment, net	505	663
Restricted cash, long-term	726	816
Operating lease right-of-use asset	5,749	6,578
Goodwill	8,982	8,982
Other assets	—	3
Total assets	$162,301	$204,358
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,417	$4,166
Accrued liabilities	6,339	3,625
Current portion of operating lease liability	682	1,731
Current portion of long-term debt	—	557
Total current liabilities	13,438	10,079
Long-term operating lease liability	4,358	5,040
Liability related to the sale of future royalties, net	53,798	58,235
Long-term debt, net	—	334
Total liabilities	71,594	73,688
Commitments and contingencies, Note 7
Stockholders’ equity (deficit):
Common stock, $0.01 par value—227,812,500 shares authorized, 91,645,369 shares issued and outstanding at December 31, 2021; 151,875,000 shares authorized, 91,502,461 shares issued and outstanding at December 31, 2020	916	915
Additional paid-in capital	1,182,225	1,176,647
Accumulated deficit	(1,092,325)	(1,046,889)
Accumulated other comprehensive loss	(109)	(3)
Total stockholders’ equity	90,707	130,670
Total liabilities and stockholders’ equity	$162,301	$204,358

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
CURIS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Years Ended December 31,
	2021	2020	2019
Revenues, net:
Royalties	$10,749	$10,724	$10,418
Other revenue	1	$214	$—
Contra revenue, net	(101)	(103)	(414)
Total revenues, net	10,649	10,835	10,004
Costs and expenses:
Cost of royalties	533	534	503
Research and development	34,884	23,068	22,302
General and administrative	17,297	12,131	11,555
Total costs and expenses	52,714	35,733	34,360
Loss from operations	(42,065)	(24,898)	(24,356)
Other expense:
Loss on debt extinguishment	—	—	(3,495)
Interest income	211	63	614
Imputed interest expense related to the sale of future royalties	(4,472)	(5,095)	(4,055)
Interest expense, debt	—	—	(791)
Other income (expense), net	890	22	(58)
Total other expense	(3,371)	(5,010)	(7,785)
Net loss	$(45,436)	$(29,908)	$(32,141)
Net loss per common share (basic and diluted)	$(0.50)	$(0.61)	$(0.97)
Weighted average common shares (basic and diluted)	91,569,154	48,670,381	33,180,516
Comprehensive loss:
Unrealized net loss on marketable securities	(106)	(3)	—
Total comprehensive loss	$(45,542)	$(29,911)	$(32,141)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
CURIS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
December 31, 2018	33,159,253	$332	$980,012	$(984,840)	$—	$(4,496)
Issuances of common stock for purchases under the ESPP	91,013	—	68	—	—	68
Recognition of stock-based compensation	—	—	2,658	—	—	2,658
Cancellation of restricted stock awards	(8,473)	—	—	—	—	—
Net loss	—	—	—	(32,141)	—	(32,141)
Balance, December 31, 2019	33,241,793	$332	$982,738	$(1,016,981)	$—	$(33,911)
Recognition of stock-based compensation	—	—	2,698	—	—	2,698
Issuances of common stock for purchases under the ESPP	80,544	—	58	—	—	58
Issuance of stock in connection with Aspire Capital Agreement, net of issuance costs	7,990,516	81	8,018	—	—	8,099
Issuance of shares in connection with Capital on Demand™ Sales Agreement, net of issuance costs	6,298,648	63	7,851	—	—	7,914
Issuance of stock under registered direct offering, net of issuance costs	14,000,000	140	15,825	—	—	15,965
Issuance of common stock under registration statement, net of issuance costs	29,500,000	295	158,736	—	—	159,031
Exercise of stock options	390,960	4	723	—	—	727
Unrealized loss on marketable securities	—	—	—	—	(3)	(3)
Net loss	—	—	—	(29,908)	—	(29,908)
December 31, 2020	91,502,461	$915	$1,176,647	$(1,046,889)	$(3)	$130,670
Recognition of stock-based compensation	—	—	5,279	—	—	5,279
Issuances of common stock for purchases under the ESPP	43,860	—	135	—	—	135
Exercise of stock options	99,048	1	164	—	—	165
Unrealized loss on marketable securities	—	—	—	—	(106)	(106)
Net loss	—	—	—	(45,436)	—	(45,436)
December 31, 2021	91,645,369	$916	$1,182,225	$(1,092,325)	$(109)	$90,707
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
CURIS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(45,436)	$(29,908)	$(32,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158	144	125
Non-cash lease expense	828	605	956
Stock-based compensation expense	5,279	2,698	2,658
Amortization of debt issuance costs	—	—	8
Non-cash imputed interest expense related to the sale of future royalties	36	45	287
Amortization of premiums and (discounts) on marketable securities	1,402	33	(64)
Gain on forgiveness of PPP loan	(890)	—	—
Loss on extinguishment of debt	—	—	3,495
Loss on disposal of fixed assets	—	24	29
Changes in operating assets and liabilities:
Accounts receivable	(181)	201	(380)
Prepaid expenses and other assets	(2,049)	(153)	(237)
Accounts payable and accrued and other liabilities	4,965	1,000	60
Operating lease liability	(1,731)	(428)	(1,001)
Total adjustments	7,817	4,169	5,936
Net cash used in operating activities	(37,619)	(25,739)	(26,205)
Cash flows from investing activities:
Purchases of investments	(93,125)	(53,449)	(11,465)
Sales and maturities of investments	45,230	5,078	7,050
Purchases of property and equipment	—	(677)	(41)
Net cash used in investing activities	(47,895)	(49,048)	(4,456)
Cash flows from financing activities:
Proceeds from PPP Loan	—	891	—
Proceeds of Aspire Capital Agreement, net of issuance costs	—	8,099	—
Proceeds of registered direct offering	—	17,500	—
Payment of issuance costs for registered direct offering		(1,535)	—
Proceeds from issuance of common stock associated with Capital on DemandTM Sales Agreement	—	8,176	—
Payment of issuance costs associated with Capital on DemandTM Sales Agreement	—	(262)	—
Proceeds from public offering of common stock, net of offering costs	—	159,447	—
Proceeds from royalty interest purchase agreement with Oberland Capital Management	—	—	65,000
Payment of transaction costs on royalty interest purchase agreement	—	—	(584)
Proceeds from issuance of common stock under the Company’s stock-based compensation plans	300	785	68
Payment of liability of future royalties, net of imputed interest	(4,472)	(4,287)	(2,226)
Payment on termination of credit agreement with HealthCare Royalty Partners, III, L.P.	—	—	(37,162)
Payments made on Curis Royalty’s debt	—	—	(1,825)
Net cash provided by financing activities	(4,172)	188,814	23,271
Net (decrease) increase in cash and cash equivalents and restricted cash	(89,686)	114,027	(7,390)
Cash and cash equivalents and restricted cash, beginning of period	130,426	16,399	23,789
Cash and cash equivalents and restricted cash, end of period	$40,740	$130,426	$16,399
Supplemental cash flow data:
Issuance costs in accounts payable	—	416	—
Non-cash commitment shares issued to Aspire Capital	—	900	—
Cash paid for interest	4,437	5,050	4,716
Right-of-use assets obtained in exchange for lease liabilities	—	7,169	—
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
Notes to Consolidated Financial Statements
(1)Nature of Business
Curis, Inc. is a biotechnology company focused on the development of first-in-class and innovative therapeutics for the treatment of cancer. Throughout these consolidated financial statements, Curis, Inc. and our wholly owned subsidiaries are collectively referred to as “the Company,” “Curis,” “we,” “us,” or “our.”
The Company conducts its research and development programs both internally and through strategic collaborations. The Company’s clinical stage drug candidates include emavusertib, previously CA-4948, an orally available small molecule inhibitor of Interleukin-1 receptor associated kinase 4 (“IRAK4”); CI-8993, a monoclonal antibody designed to antagonize the V-domain Ig suppressor of T cell activation (“VISTA”) signaling pathway; fimepinostat, a small molecule that potently inhibits the activity of histone deacetylase and phosphotidyl-inositol 3 kinase enzymes; and CA-170, a small molecule antagonist of VISTA and PDL1.
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

In addition, the Company is a party to an option and license agreement with ImmuNext. Pursuant to the terms of the option and license agreement, the Company has an option, exercisable for a specified period as set forth in the option and license agreement, to obtain an exclusive license to develop and commercialize certain VISTA antagonizing compounds, including ImmuNext's lead compound, CI-8993, and products containing these compounds in the field of oncology.

The COVID-19 pandemic has had and may continue to have an adverse effect on the Company’s business, financial condition, results of operations, and prospects. With respect to ongoing clinical trials, the anticipated timing of enrollment and the overall timelines of the trials have experienced delays and could be further delayed to the extent the Company experiences further delays in enrollment due to the COVID-19 pandemic. The Company’s ability to collect patient data in a timely fashion may also be impacted. The Company also experienced delays in closing down its clinical trial sites related to its fimepinostat and CA-170 trials due to restrictions on non-essential workers imposed at those sites in response to COVID-19, which delayed the winding down of these trials. In addition, the Company and its collaborators, third-party contract manufacturers, contract research organizations and clinical sites could experience delays or disruptions in supply and release of product candidates and/or procuring items that are essential for its research and development activities, including, for example, raw materials used in the manufacturing of its product candidates, basic medical and laboratory supplies used in its clinical trials or preclinical studies, or animals that are used for preclinical testing, in each case, for which there may be shortages or supply chain disruptions as a result of the pandemic. The Company cannot be certain what the overall impact of the COVID-19 pandemic will be on its business.
The Company is subject to risks common to companies in the biotechnology industry as well as risks that are specific to the Company’s business, including, but not limited to: the Company’s ability to obtain adequate financing to fund its operations; the Company’s ability to advance and expand its research and development programs; the impacts of the COVID-19 pandemic and responsive actions related thereto; the Company’s reliance on Roche and Genentech to successfully commercialize Erivedge in the approved indication of advanced BCC and to progress its clinical development in indications other than BCC; the ability of the Company and its wholly owned subsidiary, Curis Royalty, LLC (“Curis Royalty”) to satisfy the terms of the royalty interest purchase agreement (the “Oberland Purchase Agreement”) with TPC Investments I LP and TPC Investments II LP ("the Purchasers"), each of which is a Delaware limited partnership managed by Oberland Capital Management, LLC, and Lind SA LLC ("the Agent"), a Delaware limited liability company managed by Oberland Capital Management, LLC, as collateral agent for the Purchasers; the Company’s ability to obtain and maintain necessary intellectual property protection; development by the Company’s competitors of new or better technological innovations; the Company’s ability to comply with regulatory requirements; the Company's ability to obtain and maintain applicable regulatory approvals and commercialize any approved product candidates and the Company’s ability to execute on its overall business strategies.
The Company’s future operating results will largely depend on the progress of drug candidates currently in its development pipeline and the magnitude of payments that it may receive and make under its current and potential future collaborations. The results of the Company’s operations have varied and will likely continue to vary significantly from year to

Table of Content
year and quarter to quarter and depend on a number of factors, including, but not limited to the timing, outcome and cost of the Company’s preclinical studies and clinical trials for its drug candidates.
The Company will require substantial funds to maintain research and development programs and support operations. The Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2021, the Company had an accumulated deficit of approximately $1.1 billion, incurred a loss of $45.4 million and used $37.6 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company anticipates that its $139.8 million of existing cash, cash equivalents and investments at December 31, 2021 will be sufficient to fund operations for at least 12 months from the date of issuance of these financial statements.
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
The extent to which COVID-19 has had and may continue to have impacts on the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the extent to which it has impacted and will continue to impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business responses to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2021 and through the date of this report. The Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
(c)Cash Equivalents, Restricted Cash, and Investments
Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. All other liquid investments are classified as marketable securities.
The Company classified $0.7 million and $0.8 million of its cash as restricted cash, as of December 31, 2021 and December 31, 2020. This amount represents the security deposit delivered to the landlord of the Company's Lexington, Massachusetts headquarters.
The Company's combined cash and cash equivalents and restricted cash balances were $40.7 million and $130.4 million as of December 31, 2021 and December 31, 2020, as presented on the Company's Consolidated Statements of Cash Flows.
The Company’s short-term investments are marketable debt securities with original maturities of greater than three months from the date of purchase, but less than twelve months from the balance sheet date, and long-term investments are marketable debt securities with original maturities of greater than twelve months from the balance sheet. Marketable securities

Table of Content
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
Accrued interest receivable related to the Company's available-for-sale debt securities is presented within investments on the Company's consolidated balance sheets. Any write offs of accrued interest receivable are recorded by reversing interest income, recognizing credit loss expense, or a combination of both. To date, the Company has not written off any accrued interest receivables associated with its marketable securities.
(d)Concentrations and Significant Customer Information
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company’s credit risk related to investments is reduced as a result of the Company’s policy to limit the amount invested in any one issue. As of December 31, 2021, the Company did not have a material concentration in any single investment.
The Company's operations are located entirely within the U.S. The Company focus is primarily on the development of first-in-class and innovative therapeutics for the treatment of cancer. The Company's customer, Genentech, accounted for 100%, 98%, and 100% of the total gross revenues for the years ending December 31, 2021, 2020, and 2019, respectively.
The Company’s accounts receivable at December 31, 2021 and December 31, 2020 represents amounts due from collaborators, primarily for royalties earned on sales of Erivedge by Genentech and Roche.
The Company relies on third-parties to supply certain raw materials necessary to produce its drug candidates, including emavusertib (CA-4948) and CI-8993 for preclinical studies and clinical trials. There are a small number of suppliers for certain raw materials that the Company uses to manufacture its drug candidates.
(e)Long-Lived Assets Other than Goodwill
    Long-lived assets other than goodwill consist of property and equipment. The Company applies the guidance in FASB Codification Topic 360-10-05, Impairment or Disposal of Long-Lived Assets. If it were determined that the carrying value of the Company’s other long-lived assets might not be recoverable based upon the existence of one or more indicators of impairment, the Company would measure an impairment based on the difference between the carrying value and fair value of the asset. The Company did not recognize any material impairment charges for the years ended December 31, 2021 or December 31, 2020.
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

Table of Content
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
(g)Goodwill
As of both December 31, 2021 and December 31, 2020, the Company recorded goodwill of $9.0 million. The Company applies the guidance in the FASB Codification Topic 350, Intangibles—Goodwill and Other. During each of December 31, 2021 and December 31, 2020, the Company completed its annual goodwill impairment tests and determined that the Company represented a single reporting unit and as of those dates the fair value of the Company exceeded the carrying value of its net assets. Accordingly, no goodwill impairment was recognized for the years ended December 31, 2021 and December 31, 2020.
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

Table of Content
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
Contingent Research Milestone Payments
ASC 606 constrains the amount of variable consideration included in the transaction price in that either all, or a portion, of an amount of variable consideration should be included in the transaction price. The variable consideration amount should be included only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The assessment of whether variable consideration should be constrained is largely a qualitative one that has two elements: the likelihood of a change in estimate, and the magnitude thereof. Variable consideration is not constrained if the potential reversal of cumulative revenue recognized is not significant.
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

Table of Content
respect to such transactions would change accordingly and any such change could affect the Company's reported financial results.
(i)Cost of Royalties
Cost of royalty revenues consists of all expenses incurred that are associated with royalty revenues that the Company records as revenues in its consolidated statements of operations and comprehensive loss. These costs currently consist of payments the Company is obligated to make to university licensors on royalties that Curis Royalty receives from Genentech on net sales of Erivedge. The Company's obligation is equal to 5% of the royalty payments that it receives from Genentech for a period of 10 years from the first commercial sale of Erivedge, which occurred in February 2012 in the U.S.
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

	For the Year Ended December 31,
	2021	2020	2019
Stock options outstanding	10,363,769	8,668,005	6,158,026
Total antidilutive securities	10,363,769	8,668,005	6,158,026
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

Table of Content
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
(p)New Accounting Pronouncements
Recently Adopted
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2018-13, Fair Value Measurement, which modified the disclosure requirements for fair value measurement under ASC 820. The standard was effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. The Company adopted the standard effective January 1, 2020 with no material impact to its Consolidated Financial Statements.
In June 2016, FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. In November 2019 the effective date for smaller reporting companies was extended to January 1, 2023 with the issuance of ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates. The Company adopted ASU 2016-13 as of January 1, 2021 and the adoption did not have a material impact on the Consolidated Financial Statements.

Table of Content
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
In accordance with the fair value hierarchy, the following table shows the fair value as of December 31, 2021 and December 31, 2020 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value. No financial assets or liabilities are measured at fair value on a nonrecurring basis at December 31, 2021 and December 31, 2020.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
(in thousands)
As of December 31, 2021
Cash equivalents:
Money market funds	$33,944	$—	$—	$33,944
Short-term investments:
Corporate commercial paper, bonds and notes	—	75,870	—	75,870
Long-term investments:
Corporate commercial paper, bonds and notes	—	23,964	—	23,964
Total assets at fair value	$33,944	$99,834	$—	$133,778

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
(in thousands)
As of December 31, 2020
Cash equivalents:
Money market funds	$115,278	$—	$—	$115,278
Short-term investments:
Corporate commercial paper, bonds and notes	—	38,884	—	38,884
Long-term investments:
Corporate commercial paper, bonds and notes	—	14,564	—	14,564
Total assets at fair value	$115,278	$53,448	$—	$168,726
Accrued interest receivable on the Company's available-for-sale debt securities totaled $0.4 million and $0.3 million as of December 31, 2021 and 2020, respectively. No accrued interest receivable was written off for the years ended December 31, 2021 and 2020.

Table of Content
(4)Investments
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2021 are as follows:

(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes—short-term	$75,896	$—	$(26)	$75,870
Corporate bonds and notes—long-term	24,047	—	(83)	23,964
Total investments	$99,943	$—	$(109)	$99,834
The weighted average maturity of short-term investments and long-term investments was 0.4 and 1.2 years, respectively, at December 31, 2021.
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2020 are as follows:

(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes—short-term	$38,888	$—	$(4)	$38,884
Corporate bonds and notes—long-term	14,563	1	—	14,564
Total investments	$53,451	$1	$(4)	$53,448
The weighted average maturity of short-term investments and long-term investments was 0.6 and 1.5 years, respectively, at December 31, 2020.
No credit losses on available-for-sale securities were recognized during the years ended December 31, 2021, 2020, and 2019. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery. The Company held no investments that have been in a continuous unrealized loss position for 12 months or longer.
(5)Property and Equipment, Net
Property and equipment consist of the following:

	December 31,
(in thousands)	2021	2020
Laboratory equipment, computers and software	$1,752	$1,736
Leasehold improvements	214	214
Office furniture and equipment	764	779
	2,730	2,729
Less—Accumulated depreciation and amortization	(2,225)	(2,066)
Total	$505	$663
Depreciation and amortization expense related to property and equipment was $0.2 million, $0.1 million, and $0.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
(6)Accrued Liabilities
Accrued liabilities consist of the following:

	December 31,
(in thousands)	2021	2020
Compensation and related costs	$3,260	$2,638
Chemistry, manufacturing and controls costs	2,232	—
Professional and legal fees	644	307
License fees	—	375
Other	203	305
Total	$6,339	$3,625

Table of Content
(7)Leases and Commitments
(a)Operating Leases
The Company has a single lease for real estate, including laboratory and office space, and certain equipment. The lease for the current real estate property used for office, research and laboratory space located at 128 Spring Street in Lexington, Massachusetts commenced on May 1, 2020 which is the date when the property became available for use to the Company. In accordance with the accounting requirements under ASC 842, the lease obligation was not recorded until its commencement. In July 2020 the Company prospectively remeasured the lease as a result of the change to the timing of lease payments, the change was not material. The discount rate associated with the Company's right-of-use asset was 9.95%. The total cash obligation for the base rent over the seven-year term of this lease is approximately $9.3 million, of which $2.3 million was paid during the year ended December 31, 2021. The payments included a payment of $1.1 million for tenant improvements.
All of the Company's leases qualify as operating leases. The following table summarizes the presentation in the Company's consolidated balance sheet for the operating leases:

	December 31,
(in thousands)	2021	2020
Assets:
Operating lease right-of-use asset	$5,749	$6,578

Liabilities:
Operating lease liability - short-term	$682	$1,731
Operating lease liability - long-term	$4,358	$5,040
Total operating liability	$5,040	$6,771
The following table summarizes the effect of lease costs in our consolidated statements of income.

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Operating lease cost
Research and development	$1,042	$1,061	$651
General and administrative	311	275	351
	$1,353	$1,336	$1,002
The Company’s lease payments for the next five years and thereafter is expected to be as follows:

Year Ending December 31,	(in thousands)
2022	$1,145
2023	1,178
2024	1,213
2025	1,250
2026	1,287
Thereafter	433
Total lease payments	$6,506
Less: interest	1,466
Present value of operating lease liabilities	$5,040
On January 27, 2022, the Company amended its lease agreement for its real estate property used for office, research and laboratory at 128 Spring Street ("Lease Amendment"). The Lease Amendment added approximately 9,340 square feet to the existing space for $30 per square foot, or $0.3 million per year in base rent subject to annual rent increases. The Lease Amendment also reduces the term of the lease to expire on December 31, 2025. Rent for the additional space will be paid on a “gross amount” basis and the Company is not obligated to reimburse the landlord for taxes or operating expenses on the additional space. Payments under the Lease Amendment will commence at the commencement date, which is expected in the second quarter of 2022. In addition, the Lease Amendment provides the Company and the landlord each with an option to terminate the lease agreement early. The Company's early termination option becomes effective on the lease commencement

Table of Content
date of a new lease for larger premises within the landlord’s commercial real estate portfolio (“New Lease”), and the Company may exercise our early termination option by providing the landlord with written notice of such election to terminate the lease agreement concurrently with the execution of the New Lease. The landlord has the option to terminate the lease agreement early by providing written notice to the Company eighteen months prior to December 31, 2025.
(b)License Agreements
In exchange for the right to use licensed technology in its research and development efforts, the Company has entered into various license agreements. These agreements generally stipulate that the Company pay an annual license fee and is obligated to pay royalties on future revenues, if any, resulting from use of the underlying licensed technology. Such revenues may include up-front license fees, contingent payments upon collaborators’ achievement of development and regulatory objectives, and royalties. In addition, some of the agreements commit the Company to make contractually defined payments upon the attainment of scientific or clinical milestones. The Company expenses these payments as they are incurred and expenses royalty payments as related future product sales or as royalty revenues are recorded. The Company accrues expenses for scientific and clinical objectives over the period that the work required to meet the respective objective is completed, provided that the Company believes that the achievement of such objective is probable. For the years ended December 31, 2021, 2020, and 2019, the Company also recognized $0.5 million, $0.5 million, and $0.5 million, respectively, as cost of royalty revenues in its Consolidated Statements of Operations and Comprehensive Loss related to such obligations (see Note 11 (a)).
(8)Debt
In April 2020, the Company entered into a promissory note evidencing an unsecured $0.9 million loan (the “PPP Loan”) under the Paycheck Protection Program (“PPP”), of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) as administered by the U.S. Small Business Administration (the "SBA"). The PPP Loan was made by Silicon Valley Bank and had a term of 24-months and an interest rate of 1%. Under the terms of the CARES Act and the Paycheck Protection Program Flexibility Act of 2020, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The Company applied for such forgiveness in 2020 and received notification in June 2021 that the SBA had forgiven the PPP Loan in full, including interest accrued on the PPP Loan. During the year ended December 31, 2021, the Company recorded a gain of $0.9 million to Other income (expense), net for extinguishment of the debt. As of December 31, 2020, the Company recorded short- and long-term debt related to the PPP Loan of $0.6 million and $0.3 million, respectively.
(9)Liability Related to the Sale of Future Royalties
In March 2019, the Company and Curis Royalty entered into the royalty interest purchase agreement (“Oberland Purchase Agreement”) with entities managed by Oberland Capital Management, LLC (the “Purchasers”). The Company sold to the Purchasers a portion of its rights to receive royalties from Genentech on potential net sales of Erivedge. Concurrently with the closing of the Oberland Purchase Agreement Curis Royalty used a portion of the proceeds to terminate and repay the then existing loan with Healthcare Royalty.
As upfront consideration for the purchase of the royalty rights, at closing the Purchasers paid to Curis Royalty $65.0 million less certain transaction expenses. Curis Royalty will also be entitled to receive up to $53.5 million in milestone payments based on sales of Erivedge if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026.
The Oberland Purchase Agreement provides that after the occurrence of an event of default as defined under the security agreement by Curis Royalty, the Purchasers shall have the option, for a period of 180 days, to require Curis Royalty to repurchase a portion of certain royalty and royalty related payments, excluding a portion of non-U.S. royalties retained by Curis Royalty, referred to as the Purchased Receivables, at a price, referred to as the Put/Call Price, equal to a percentage, beginning at a low triple digit percentage and increasing over time up to a low mid triple digit percentage of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. Additionally, Curis Royalty shall have the option at any time to repurchase the Purchased Receivables at the Put/Call Price as of the date of such repurchase. No events of default occurred as of December 31, 2021.
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

Table of Content
payments to Curis Royalty from Genentech using a combination of historical results and forecasts from market data sources. To the extent such payments are greater or less than its initial estimates or the timing of such payments is materially different than its original estimates, the Company will adjust the amortization of the liability.
The Company determined the fair value of the liability related to the sale of future royalties at the time of the Oberland Purchase Agreement to be $65.0 million, with a current effective annual imputed interest rate of 7.8%. The Company incurred $0.6 million of transaction costs in connection with the agreement. These transaction costs will be amortized to imputed interest expense over the estimated term of the Oberland Purchase Agreement. The Company determined that the fair value assessment of the liability related to the sale of future royalties is a Level 3 assessment within the valuation hierarchy.
The following table shows the activity with respect to the liability related to the sale of future royalties during the year ended December 31, 2021:

(in thousands)
Carrying value of liability related to the sale of future royalties at January 1, 2021	$58,235
Amortization of capitalized issuance costs	61
Imputed interest expense recognized for the year ended December 31, 2021	4,411
Less: payments to Oberland Capital, LLC	(8,909)
Carrying value of liability related to the sale of future royalties at December 31, 2021	53,798
The following table shows the activity with respect to the liability related to the sale of future royalties during the year ended December 31, 2020:

(in thousands)
Carrying value of liability related to the sale of future royalties at January 1, 2020	$62,477
Amortization of capitalized issuance costs	61
Imputed interest expense recognized for the year ended December 31, 2020	5,034
Less: payments to Oberland Capital, LLC	(9,337)
Carrying value of liability related to the sale of future royalties at December 31, 2020	$58,235

(10)Common Stock
(a)Charter Amendments
In June 2020, the Company's stockholders approved an increase to the number of authorized shares of its common stock from 101,250,000 shares to 151,875,000 shares. The Company filed an amendment to its certificate of incorporation on June 4, 2020 to effect such an increase.
In May 2021, the Company's stockholders approved an increase to the number of authorized shares of its common stock from 151,875,000 shares to 227,812,500 shares. The Company filed an amendment to its certificate of incorporation on May 28, 2021 to effect such increase.
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

Table of Content
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
Aspire Capital made an initial investment of $3.0 million through the purchase of 2,693,965 shares of the Company's common stock. In 2020, Aspire Capital subsequently purchased an additional 4,650,000 shares of common stock for $5.4 million. In addition, in connection with entering into the agreement, the Company issued 646,551 shares of common stock to Aspire Capital as a commitment fee. The Company did not sell shares of common stock under the Agreement during the year ended December 31, 2021. As of December 31, 2021 and December 31, 2020, a total of $21.6 million remained available under the agreement.
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

Table of Content
(g)2015 Sales Agreement with Cowen
On July 2, 2015, the Company entered into a sales agreement with Cowen, pursuant to which the Company could sell from time to time up to $30.0 million of the Company’s common stock through an “at-the-market” equity offering program under which Cowen was to act as sales agent. The Company did not sell shares of common stock under this sales agreement during the year ended December 31, 2020.
In connection with entering in the sales agreement with JonesTrading in 2020, the Company terminated its sales agreement with Cowen and the “at-the-market” equity offering program in March 2020, and the 2015 sales agreement is no longer available for use by the Company.
(11)Research and Development Collaborations
(a)Genentech
In June 2003, the Company licensed its proprietary Hedgehog pathway antagonist technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the U.S. and by Genentech's parent company, Roche, in several other countries for the treatment of advanced BCC. Pursuant to the agreement, the Company is eligible to receive up to an aggregate of $115.0 million in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, the Company has received $59.0 million in cash milestone payments as of December 31, 2021.
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
In March 2017, the Company and Curis Royalty entered into a credit agreement with HealthCare Royalty Partners III, L.P. (“HealthCare Royalty”). Accordingly, HealthCare Royalty made a $45.0 million loan at an annual interest rate of 9.95% to Curis Royalty, with the net proceeds distributed to the Company as sole equity member of Curis Royalty. The final maturity date of the loan was the earlier of such date that the principal is paid in full, or Curis Royalty's right to receive royalties under the collaboration agreement with Genentech is terminated. On March 22, 2019, the Company and Curis Royalty terminated, and repaid in full all amounts outstanding under, the loan with HealthCare Royalty.
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
The Company recognized $10.7 million, $10.7 million, and $10.4 million in royalty revenues under the Genentech collaboration during the years ended December 31, 2021, 2020, and 2019, respectively. The Company recorded $0.5 million, $0.5 million, and $0.5 million as cost of royalty revenues within the costs and expenses section of its consolidated statements of operations and comprehensive loss during the years ended December 31, 2021, 2020, and 2019, respectively. Cost of royalty revenues is comprised of the 5% of the royalties earned by Curis Royalty with respect to Erivedge, that the Company is obligated to pay to university licensors.

Table of Content
The Company has recorded amounts receivable from Genentech under this collaboration, comprised primarily of Erivedge royalties earned in the fourth quarters of 2021 and 2020, of $3.2 million and $3.0 million as of December 31, 2021 and 2020, respectively, in “accounts receivable” in the Company's current assets section of its consolidated balance sheets.
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
In September 2016, the Company and Aurigene entered into an amendment to the collaboration agreement. Under the terms of the amendment, in exchange for the issuance of shares of our common stock, Aurigene waived payment of up to a total of $24.5 million in potential milestones and other payments associated with the first four programs in the collaboration that may have become due from the Company under the collaboration agreement. To the extent any of these waived milestones or other payments are not payable by the Company, for example in the event one or more of the milestone events do not occur, the Company will have the right to deduct the unused waived amount from any one or more of the milestone payment obligations tied to achievement of commercial milestone events. The amendment also provides that, in the event supplemental program activities are performed by Aurigene, the Company will provide up to $2.0 million of additional funding for each of the third and fourth licensed program.
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
As of December 31, 2021, the Company has exercised its option to license the following four programs under the collaboration:
1.IRAK4 Program - a precision oncology program of small molecule inhibitors of IRAK4. The development candidate is emavusertib (CA-4948), an orally available small molecule inhibitor of IRAK4.
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
4.The Company exercised its option to license a fourth program, which is an immuno-oncology program.
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
In addition to the collaboration agreement, in June 2017, the Company entered into a master development and manufacturing agreement with Aurigene for the supply of drug substance and drug product. Under this agreement, the Company incurred $2.2 million, $1.0 million, and $0.8 million in research and development expense during the years ended December 31, 2021, 2020, and 2019, respectively. The Company had no prepaid expenses and no accrued expenses as of December 31, 2021 associated with this agreement. The Company recorded less than $0.1 million in prepaid expenses as of December 31, 2020 associated with this agreement.
(c)ImmuNext

Table of Content
In January 2020, the Company entered into an option and license agreement with ImmuNext (the “ImmuNext Agreement”). Under the terms of the ImmuNext Agreement, the Company agreed to engage in a collaborative effort with ImmuNext, and to conduct a Phase 1 clinical trial of CI-8993. In exchange, ImmuNext granted the Company an exclusive option, exercisable until the earlier of (a) January 2024 or (b) 90 days after database lock for the first Phase 1 trial in which the endpoints are satisfied (the “Option Period”), to obtain an exclusive, worldwide license to develop and commercialize certain VISTA antagonizing compounds and products containing these compounds in the field of oncology.
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
In consideration of the grant of the option, the Company made an upfront payment to ImmuNext of $1.3 million which is included in research and development expense during the year ended December 31, 2020 as the acquired intellectual property is not yet completed.
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
(12) Stock Plans and Stock-Based Compensation
As of December 31, 2021, the Company had two shareholder-approved, stock-based compensation plans: (i) the Amended and Restated 2010 Employee Stock Purchase Plan, (“ESPP”), adopted by the Board of Directors in April 2017 and approved by shareholders in June 2017, and (ii) the Fourth Amended and Restated 2010 Stock Incentive Plan (“2010 Plan”). New employees are typically issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan.
The Fourth Amended and Restated 2010 Stock Incentive Plan
The 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s Board of Directors. In May 2021, the Company's shareholders approved the Company's Fourth Amended and Restated 2010 Stock Incentive Plan to reserve an additional 11,000,000 shares of common stock for issuance under the 2010 Plan. The Company can issue up to 23,190,000 shares of its common stock pursuant to awards granted under the 2010 Plan. Options become exercisable as determined by the Board of Directors and expire up to ten years from the date of grant. The 2010 Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights (“SARs”), will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3 shares per share under the award to be removed from the available share pool. As of December 31, 2021, the Company has only granted options to purchase shares of the Company’s common stock with an exercise price equal to the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date. As of December 31, 2021, 13,545,440 shares remained available for grant under the 2010 Plan.
During the year ended December 31, 2021, the Company’s board of directors granted options to purchase 1,128,900 shares of the Company’s common stock to officers and employees of the Company under the 2010 Plan. These options vest and become exercisable as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four-year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the Nasdaq Global Market on the grant dates.

Table of Content
During the year ended December 31, 2021, the Company’s board of directors granted options to its non-employee directors to purchase 157,000 shares of common stock under the 2010 Plan, which will vest and become exercisable in one year from the date of grant. These options were granted at an exercise price that equaled the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date.
During the year ended December 31, 2021, the Company’s board of directors did not grant any restricted stock awards (“RSA”) to officers of the Company.
Nonstatutory Inducement Grants
For certain new employees the Company issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan. The option will vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option on each successive three-month period thereafter. During the year ended December 31, 2021, the Company’s board of directors granted inducement equity awards of 720,200 shares of common stock. These options were granted at an exercise price that equaled the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date.

A summary of stock option activity under the 2010 Plan and inducement awards are summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000's)
Outstanding, December 31, 2020	8,668,005	$2.71	7.98
Granted	2,006,100	9.07
Exercised	(98,886)	1.67
Canceled	(211,450)	10.09
Outstanding, December 31, 2021	10,363,769	$3.80	7.41	$24,749
Exercisable at December 31, 2021	6,127,217	$3.24	6.77	$16,572
Vested and unvested expected to vest	10,083,019	$3.76	7.37	$24,287
The weighted average grant date fair values of stock options granted during the years ended December 31, 2021, 2020, and 2019 were $7.25, $0.84, and $0.85, respectively, and were calculated using the following estimated assumptions under the Black-Scholes option pricing model:

	For the Year Ended December 31,
	2021	2020	2019
Expected term (years)	5.5	5.5	5.5
Risk-free interest rate	0.4-1.4%	0.4-1.7%	1.5-2.6%
Expected volatility	107-111%	80-81%	76-79%
Expected dividend yield	None	None	None
As of December 31, 2021, there was approximately $10.6 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, net of the impact of estimated forfeitures that is expected to be recognized as expense over a weighted average period of 2.1 years. The intrinsic value of employee stock options exercised during the year ended December 31, 2021 was $0.3 million.

Table of Content
Restricted Stock Awards
The following table presents a summary of outstanding RSAs under the 2010 Plan as of December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2020	20,624	$3.45
Awarded	—	—
Vested	(10,312)	3.45
Forfeited	—	—
Unvested, December 31, 2021	10,312	$3.45
As of December 31, 2021, there were 10,312 shares outstanding covered by RSAs that are expected to vest. The weighted average grant date fair value of these shares of restricted stock was $3.45 per share and the aggregate fair value of these shares of restricted stock was less than $0.1 million. As of December 31, 2021, there was less than $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to RSAs granted to officers and non-employee directors, which are expected to be recognized as expense over a remaining weighted average period of less than 0.1 years.
Amended and Restated 2010 Employee Stock Purchase Plan
The Company has reserved 2,000,000 of its shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning of the enrollment period or ending date of the any purchase period within a two-year enrollment period, as defined. The Company has four six-month purchase periods per each two-year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two-year enrollment resets at the new lower stock price. This aspect of the plan was amended in 2017. Prior to 2017, the plan included two six-month purchase period per year with no defined enrollment period. During the year ended December 31, 2021, 43,860 shares were issued under the ESPP. As of December 31, 2021, there were 1,553,530 shares available for future purchase under the ESPP.
For the years ended December 31, 2021, 2020, and 2019, the Company recorded compensation expense related to its ESPP and calculated the fair value of shares expected to be purchased under the ESPP using the Black-Scholes models with the following assumptions:

For the Year Ended December 31,
	2021	2020	2019
Expected term	6-24 months	6-24 months	6 - 24 months
Risk-free interest rate	0.1-0.5%	0.1-0.2%	1.5-2.1%
Volatility	51-154%	97-219%	92-97%
Dividends	None	None	None
Total Stock-Based Compensation Expense
For the years ended December 31, 2021, 2020, and 2019, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Costs and Expenses section of the Consolidated Statements of Operations and Comprehensive Loss:

	For the Year Ended December 31,
	2021	2020	2019
Research and development expenses	$1,844	$731	$575
General and administrative expenses	3,435	1,967	2,083
Total stock-based compensation expense	$5,279	$2,698	$2,658
No income tax benefits have been recorded for the years ended December 31, 2021, 2020, and 2019, as the Company has recorded a full valuation allowance and management has concluded that it is more likely than not that the net deferred tax assets will not be realized (see Note 14).

Table of Content
(13)Retirement Savings Plan
The Company has a 401(k) retirement savings plan covering substantially all of the Company’s employees. For each of the years ended December 31, 2021, 2020, and 2019, the Company made matching contributions of $0.4 million, $0.2 million, and $0.2 million respectively.
(14)Income Taxes
For the years ended December 31, 2021, 2020, and 2019, the Company did not record any federal or state income tax expense given its continued operating losses.
A reconciliation between income tax benefit and the expected tax benefit at the statutory rate for the years ended December 31, 2021, 2020, and 2019 are as follows:

	For the Year Ended December 31,
	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.2%	6.1%	6.1%
Research and development tax credits	3.5%	4.1%	2.7%
Orphan drug tax credits	2.9%	2.3%	4.6%
Expiration of NOLs/Credits	(9.8)%	(29.8)%	(4.0)%
Permanent adjustments and other	(0.2)%	0.3%	(0.6)%
Stock based compensation	(9.4)%	—%	—%
Change in valuation allowance	(14.2)%	(4.0)%	(29.8)%
Effective income tax rate	—%	—%	—%
The principal components of the Company’s deferred tax assets at December 31, 2021 and December 31, 2020, respectively, are as follows:

	December 31,
	2021	2020
Deferred Tax Assets:
NOL carryforwards	$68,802	$60,759
Research and development tax credit carryforwards	14,801	14,923
Orphan drug tax credit carryforwards	20,096	18,778
Depreciation and amortization	7,493	8,478
Capitalized research and development expenditures	37,528	34,832
Stock options	3,344	6,584
Accrued expenses and other	916	708
Oberland agreement	14,637	15,872
Lease liability ASC 842	1,371	1,846
Total gross deferred tax asset	168,988	162,780
Valuation allowance	(167,424)	(160,987)
Net deferred tax asset	$1,564	$1,793

Deferred tax liabilities:
Right of use asset ASC 842	(1,564)	(1,793)
Total gross deferred tax liabilities	$(1,564)	$(1,793)

Net deferred tax assets (liabilities)	$—	$—
For the years ended December 31, 2021, 2020, and 2019, the Company had tax-effected federal net operating losses (“NOL”), of $58.4, $52.8, and $52.8 million, respectively. The operating losses generated prior to 2019 will expire in years 2022 through 2038, unless previously utilized. The federal operating loss carryforward generated in 2019 and later can be carried forward indefinitely and can be used to offset up to 80% of taxable income of each future tax year. For the years ended

Table of Content
December 31, 2021, 2020, and 2019, the Company had tax-effected state NOLs of $10.4, $8.0, and $5.9 million, respectively. The operating losses will expire in years 2022 through 2040, unless previously utilized.
For the years ended December 31, 2021, 2020, and 2019, the Company had federal research and development credit carryforwards of $11.3 million, $11.4 million, and $11.9 million, respectively. The credits will expire in the years 2022 through 2040.
For the years ended December 31, 2021, 2020, and 2019, the Company had state research and development credit carryforwards of $3.5 million, $3.5 million, and $3.5 million respectively. The credits will expire in the years 2022 through 2036, unless previously utilized.
For the years ended December 31, 2021, 2020, and 2019, the Company had orphan drug tax credit carryforwards of $20.1 million, $18.8 million, and $18.1 million, respectively. These credits, if any, relate to qualified expenses incurred for fimepinostat and emavusertib (CA-4948) since receiving the Orphan Drug designation.
As required by U.S. GAAP, the Company’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. Accordingly, a valuation allowance of approximately $167.4 million has been established at December 31, 2021.
The valuation allowance increased approximately $6.4 million and $1.2 million during the years ended December 31, 2021 and 2020. The increases in the valuation allowance are primarily due to an increase in net deferred tax assets with an offsetting valuation allowance related to income recorded for tax related to the Oberland royalty purchase agreement.
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
An individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. At December 31, 2021 and 2020, the Company had no unrecognized tax benefits. The Company has not, as yet, conducted a study of its R&D credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FASB Codification Topic 740 Income Taxes. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.
The tax years 2006 through 2021 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S., as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception.
(15)Related Party Transactions
Agreement with Head of Research and Development - Robert E. Martell, M.D., Ph.D.
In October 2018, the Company entered into an exclusive option and license agreement with Epi-Cure Pharmaceuticals, Inc. (“Epi-Cure”), a privately held early-stage biotechnology company. Robert E. Martell, M.D., Ph.D., the Company’s Head of Research and Development and a former director of the Company, is a founder of Epi-Cure, was formerly an officer and director of Epi-Cure, and is currently a holder of a convertible promissory note to Epi-Cure. Under the terms of the option and license agreement, Epi-Cure granted Curis an exclusive option to certain program compounds that may arise during the initial research and development period, and any extension thereof. Upon execution of the option and license agreement, the Company provided Epi-Cure an upfront payment of $0.1 million for legal and consulting costs incurred by Epi-Cure in connection with the transaction. In July 2019, the Company extended the research and development period of the program until April 2020, as permitted under the terms of the agreement.
Under the terms of the agreement, Epi-Cure had primary responsibility for conducting research and development activities and Curis was responsible for funding up to $0.5 million of the research and development program costs and expenses during

Table of Content
the initial research and development period. After the end of the initial research and development period, which ended in April 2020, Curis had sixty days to elect to exercise its option to license the program compounds. In June 2020, the Company decided not to exercise its option to license the program compounds, and the agreement expired.
For the years ended December 31, 2020 and 2019, Curis paid and expensed $0.1 million and $0.3 million, respectively, of fees related to this agreement. No expense has been incurred following the expiration of the agreement in June 2020.
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer, and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s report on internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is included in Item 8 of this annual report on Form 10-K and is incorporated herein by reference.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION
None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors that is required by this Item 10 will be set forth in our proxy statement for our 2022 annual meeting of stockholders under the headings “Directors and Nominees for Director,” and “Board Committees” which information is incorporated herein by reference. The information concerning our code of ethics is set forth in our proxy

Table of Content
statement under the heading “Code of Business Conduct and Ethics.” The name, age, and position of each of our executive officers is set forth under the heading “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.
ITEM 11.EXECUTIVE COMPENSATION
Information required by this Item 11 will be set forth in our proxy statement for our 2022 annual meeting of stockholders under the headings “Executive and Director Compensation and Related Matters,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” which information is incorporated herein by reference.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 relating to security ownership of certain beneficial owners and management will be set forth in our 2022 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. Information required by this Item 12 relating to securities authorized for issuance under equity compensation plans will be set forth in our 2022 proxy statement under the caption “Executive and Director Compensation and Related Matters—Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 will be set forth in our proxy statement for our 2022 annual meeting of stockholders under the headings “Policies and Procedures for Related Person Transactions,” “Determination of Independence” and “Board Committees,” which information is incorporated herein by reference.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 will be set forth in our proxy statement for our 2022 annual meeting of stockholders under the heading “Independent Registered Public Accounting Firm’s Fees and Other Matters,” which information is incorporated herein by reference.
PART IV
ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements.

(a)(2) Financial Statement Schedules.
All schedules are omitted because they are not applicable or the required information is shown in the Financial Statement or Notes thereto.
(a)(3) List of Exhibits.

Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

Articles of Incorporation and By-laws

Table of Content

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

3.1	Restated Certificate of Incorporation of Curis, Inc., as amended	Link	10-Q	11/9/2021	3.1
3.2	Certificate of Designations of Curis, Inc.	Link	S-3 (333-50906)	8/10/2001	3.2
3.3	Amended and Restated By-laws of Curis, Inc.	Link	10-K	2/29/2016	3.3
	Instruments defining the rights of security holders, including indentures
4.1	Form of Curis Common Stock Certificate	Link	10-K	3/1/2004	4.1
4.2	Description of Registrants' Securities	Link				X
	Material contracts—Management Contracts and Compensatory Plans
#10.1	Employment Agreement, dated March 29, 2016, as amended September 24, 2018 by and between Curis, Inc. and James E. Dentzer.	Link	10-Q	11/1/2018	10.2
#10.2	Employment Agreement, dated September 11, 2019 between Curis, Inc. and William E. Steinkrauss	Link	10-Q	11/5/2019	10.1
#10.3	Employment Agreement, dated June 1, 2018, by and between Curis, Inc. and Robert E. Martell, M.D., Ph.D.	Link	10-Q	8/2/2018	10.2
#10.4	Form of Indemnification Agreement, by and between Curis, Inc. and each non-employee director of the Board of Directors of Curis, Inc.	Link	10-Q	8/7/2014	10.3
#10.5	Curis 2010 Stock Incentive Plan	Link	Def 14A	4/16/2010	Exhibit A
#10.6	Curis 2010 Employee Stock Purchase Plan	Link	Def 14A	4/16/2010	Exhibit B
#10.7	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ 2010 Stock Incentive Plan	Link	8-K	6/4/2010	10.1
#10.8	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ 2010 Stock Incentive Plan	Link	8-K	6/4/2010	10.2
#10.9	Form of Restricted Stock Agreement for awards granted to directors and named executive officers under Curis’ 2010 Stock Incentive Plan	Link	8-K	6/4/2010	10.3
#10.10	Curis Amended and Restated 2010 Stock Incentive Plan, as amended	Link	8-K	5/28/2015	99.1
#10.11	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan, as amended	Link	10-K	3/8/2018	10.21
#10.12	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan, as amended	Link	10-K	3/8/2018	10.22
#10.13	Form of Restricted Stock Agreement for awards granted to directors and named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan, as amended	Link	10-K	3/8/2018	10.23

Table of Content

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

#10.14	Form of Incentive Stock Option Agreement (Online Acceptance) for awards granted to named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/9/2017	10.21
#10.15	Form of Nonstatutory Stock Option Agreement (Online Acceptance) granted to directors and named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/9/2017	10.22
#10.16	Curis Second Amended and Restated 2010 Stock Incentive Plan	Link	8-K	5/22/2017	99.1
#10.17	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ Second Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/8/2018	10.27
#10.18	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ Second Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/8/2018	10.28
#10.19	Form of Restricted Stock Agreement for awards granted to directors and named executive officers under Curis’ Second Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/8/2018	10.29
#10.20	Form of Nonstatutory Stock Option Agreement - Inducement Grant pursuant to Nasdaq Stock Market Rule 5635(c)(4)	Link	S-8	1/6/2017	99.1
#10.21	Curis Third Amended and Restated 2010 Stock Incentive Plan, as amended	Link	8-K	6/10/2020	99.1
#10.22	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ Third Amended and Restated 2010 Stock Incentive Plan	Link				X
#10.23	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ Third Amended and Restated 2010 Stock Incentive Plan	Link				X
#10.24	Curis Fourth Amended and Restated 2010 Stock Incentive Plan	Link	8-K	6/2/2021	99.1
#10.25	Curis Amended and Restated 2010 Employee Stock Purchase Plan, as amended	Link	10-K	3/8/2018	10.31
	Material contracts—Leases
10.26	Lease, dated December 5, 2019, by and between Curis, Inc. and 128 Spring Street Lexington, LLC relating to the premises at 128 Spring Street, Lexington, Massachusetts	Link	8-K	12/6/2019	10.1
10.27	First Amendment to Lease Agreement, dated January 27, 2022, by and between Curis, Inc. and 99 Hayden, LLC, successor-in-interest to 128 Spring Street Lexington, LLC	Link	8-K	2/2/2022	10.1
	Material contracts—Financing Agreements

Table of Content

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form		SEC Filing Date	Exhibit Number	Filed with this 10-K

10.28	Consent and Payment Direction Letter Agreement, dated November 20, 2012 and effective as of December 11, 2012 by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc.	Link	10-K		3/13/2013	10.32
10.29	Consent and Payment Direction Letter Agreement, dated March 3, 2017 by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc.	Link	10-K		3/9/2017	10.28
†10.30	Purchase and Sale Agreement, dated as of December 11, 2012 between Curis, Inc. and Curis Royalty LLC	Link	10-K		3/13/2013	10.33
†10.31	Royalty Interest Purchase Agreement, dated March 22, 2019, by and between, Curis, Inc., Curis Royalty LLC, a wholly owned subsidiary of Curis, Inc., TPC Investments I LP and TPC Investments II LP	Link	10-K		3/26/2019	10.40
10.32	Security Agreement, dated March 22, 2019, by and between, Curis Royalty LLC, a wholly owned subsidiary of Curis, Inc., TPC Investments I LP and TPC Investments II LP	Link	10-K		3/26/2019	10.41
10.33	Pledge Agreement, dated March 22, 2019, by and between, Curis, Inc., TPC Investments I LP and TPC Investments II LP	Link	10-K		3/26/2019	10.42
10.34	Consent and Payment Direction Letter Agreement, dated March 22, 2019, by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc.	Link	10-K		3/26/2019	10.43
	Material contracts—License and Collaboration Agreements
†10.35	Collaborative Research, Development and License Agreement, dated June 11, 2003, by and between Curis, Inc. and Genentech, Inc.	Link	10-Q		8/6/2015	10.1
††10.36	Collaboration, License and Option Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link					X
††10.37	First Amendment to Collaboration, License and Option Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link					X
†10.38	Second Amendment to Collaboration, License and Option Agreement, dated February 5, 2020, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K	1	3/19/2020	10.41
†10.39	Option and License Agreement, dated January 6, 2020 by and between Curis, Inc and ImmuNext, Inc.	Link	10-K		3/19/2020	10.42
	Material contracts—Miscellaneous
10.40	Common Stock Purchase Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K		2/24/2015	10.34
10.41	Stock Purchase Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-Q		11/3/2016	10.3

Table of Content

Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

10.42	Registration Rights Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K	2/24/2015	10.35
10.43	Registration Rights Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-Q	11/3/2016	10.4
10.44	Common Stock Purchase Agreement, dated February 26, 2020, by and between Curis, Inc. and Aspire Capital Fund, LLC	Link	8-K	2/27/2020	10.1
10.45	Registration Rights Agreement, dated February 26, 2020, by and between Curis, Inc. and Aspire Capital Fund. LLC	Link	8-K	2/27/2020	4.1
10.46	Form of Securities Purchase Agreement, dated June 11, 2020, by and among Curis, Inc. and the Purchasers named therein	Link	8-K	6/11/2020	10.1
10.47	Sales Agreement, dated March 16, 2021, by and among Curis, Inc., Cantor Fitzgerald & Co. and JonesTrading Institutional Services, LLC	Link	S-3ASR	3/16/2021	1.2
Code of Conduct
14	Amended and Restated Code of Business Conduct and Ethics	Link				X
Additional Exhibits
21	Subsidiaries of Curis	Link				X
23.1	Consent of PricewaterhouseCoopers LLP	Link				X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act	Link				X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act	Link				X
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350	Link				X
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350	Link				X
101.INS	InLine XBRL Instance Document					X
101.SCH	InLine XBRL Taxonomy Extension Schema Document					X
101.CAL	InLine XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	InLine XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	InLine XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	InLine XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File					X

#    Indicates management contract or compensatory plan or arrangement.

Table of Content
†    Confidential treatment has been granted as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

††    Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Table of Content
ITEM 16.FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIS, INC.

By:	/s/ JAMES DENTZER
James Dentzer President and Chief Executive Officer
Date: February 24, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES DENTZER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2022
James Dentzer
/s/ WILLIAM STEINKRAUSS	Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)	February 24, 2022
William Steinkrauss
/s/ MARTYN D. GREENACRE	Chairman of the Board of Directors	February 24, 2022
Martyn D. Greenacre
/s/ JOHN A. HOHNEKER	Director	February 24, 2022
John A. Hohneker
/s/ KENNETH I. KAITIN	Director	February 24, 2022
Kenneth I. Kaitin
/s/ LORI A. KUNKEL	Director	February 24, 2022
Lori A. Kunkel
/s/ MARC RUBIN	Director	February 24, 2022
Marc Rubin