Form 10-Q
period 2022-06-30
CURIS INC
filed 2022-08-04
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 28, 2022, there were 91,814,665 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

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
•our ability to successfully resolve the partial clinical holds imposed by the U.S. Food and Drug Administration, or FDA, on our TakeAim Leukemia Phase 1/2 trial and our TakeAim Lymphoma Phase 1/2 trial, each of emavusertib (CA-4948), and the likelihood that such partial clinical holds will be lifted;
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
Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. We therefore caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in these forward-looking statements include the factors discussed below under the heading “Risk Factor Summary" and the risk factors detailed further in Item 1A, "Risk Factors" of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by the risk factors discussed in Part II, Item 1A, "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and, if applicable, those included under Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

Risk Factor Summary
Investment in our securities involves risk. You should carefully consider the following summary of what we believe to be the principal risks facing our business, in addition to the risks described more fully in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 as supplemented by the risk factors discussed in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and, if applicable, those included under Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q and other information included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.
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
•If clinical trials of any drug candidates that we, or any collaborators, may develop fail to satisfactorily demonstrate safety and efficacy to the FDA, and other regulators, we, or any collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these drug candidates.
•Adverse events or undesirable side effects caused by, or other unexpected properties of, drug candidates that we develop may be identified during development and could delay or prevent their marketing approval or limit their use.
•The FDA placed partial clinical holds on our TakeAim Leukemia Phase 1/2 trial and our TakeAim Lymphoma Phase 1/2 trial after we reported a serious adverse event in the TakeAim Leukemia Phase 1/2 trial. The partial clinical holds could take considerable time and expense to address and there can be no assurance that the FDA will remove the partial clinical holds in a timely manner, or at all, in which case our business and prospects for development and approval of emavusertib (CA-4948) would be materially harmed.
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

PART I—FINANCIAL INFORMATION
Item 1.    UNAUDITED FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$34,008	$40,014
Short-term investments	73,192	75,870
Accounts receivable	2,395	3,224
Prepaid expenses and other current assets	3,801	3,267
Total current assets	113,396	122,375
Long-term investments	—	23,964
Property and equipment, net	789	505
Restricted cash, long-term	635	726
Operating lease right-of-use asset	5,032	5,749
Goodwill	8,982	8,982
Total assets	$128,834	$162,301
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,511	$6,417
Accrued liabilities	5,575	6,339
Current portion of operating lease liability	1,065	682
Total current liabilities	12,151	13,438
Long-term operating lease liability	3,390	4,358
Liability related to the sale of future royalties, net	51,248	53,798
Total liabilities	66,789	71,594
Stockholders’ equity:
Common stock, $0.01 par value—227,812,500 shares authorized; 91,814,665 shares issued and outstanding at June 30, 2022; 227,812,500 shares authorized; 91,645,369 shares issued and outstanding at December 31, 2021	918	916
Additional paid-in capital	1,186,056	1,182,225
Accumulated deficit	(1,124,374)	(1,092,325)
Accumulated other comprehensive loss	(555)	(109)
Total stockholders’ equity	62,045	90,707
Total liabilities and stockholders’ equity	$128,834	$162,301

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues, net:
Royalties	$2,474	$2,348	$4,534	$4,535
Other revenue	—	1	—	1
Contra revenue, net	(81)	(63)	(84)	(61)
Total revenues, net	2,393	2,286	4,450	4,475
Costs and expenses:
Cost of royalty revenues	42	116	124	225
Research and development	12,323	8,753	23,758	15,510
General and administrative	5,089	4,067	10,762	8,190
Total costs and expenses	17,454	12,936	34,644	23,925
Loss from operations	(15,061)	(10,650)	(30,194)	(19,450)
Other expense:
Interest income	162	58	242	104
Imputed interest expense related to the sale of future royalties	(1,041)	(1,136)	(2,097)	(2,309)
Other income (expense), net	—	890	—	890
Total other expense	(879)	(188)	(1,855)	(1,315)
Net loss	$(15,940)	$(10,838)	$(32,049)	$(20,765)
Net loss per common share (basic and diluted)	$(0.17)	$(0.12)	$(0.35)	$(0.23)
Weighted average common shares (basic and diluted)	91,650,950	91,547,390	91,648,175	91,527,563

Net loss	$(15,940)	$(10,838)	$(32,049)	$(20,765)
Other comprehensive income:
Unrealized loss on marketable securities	(104)	6	(446)	—
Comprehensive loss	$(16,044)	$(10,832)	$(32,495)	$(20,765)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
December 31, 2021	91,645,369	$916	$1,182,225	$(1,092,325)	$(109)	$90,707
Recognition of stock-based compensation	—	—	1,718	—	—	1,718
Exercise of stock options	—	—	—	—	—	—
Unrealized gain (loss) on marketable securities	—	—	—	—	(342)	(342)
Net loss	—	—	—	(16,109)	—	(16,109)
March 31, 2022	91,645,369	$916	$1,183,943	$(1,108,434)	$(451)	$75,974
Recognition of stock-based compensation	—	—	1,966	—	—	1,966
Issuance of stock under Employee Stock Purchase Plan	169,296	2	147	—	—	149
Exercise of stock options	—	—	—	—	—	—
Unrealized gain (loss) on marketable securities	—	—	—	—	(104)	(104)
Net loss	—	—	—	(15,940)	—	(15,940)
June 30, 2022	91,814,665	$918	$1,186,056	$(1,124,374)	$(555)	$62,045

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
December 31, 2020	91,502,461	$915	$1,176,647	$(1,046,889)	$(3)	$130,670
Recognition of stock-based compensation	—	—	1,099	—	—	1,099
Exercise of stock options	31,811	1	78	—	—	79
Unrealized gain (loss) on marketable securities	—	—	—	—	(6)	(6)
Net loss	—	—	—	(9,927)	—	(9,927)
March 31, 2021	91,534,272	$916	$1,177,824	$(1,056,816)	$(9)	$121,915
Recognition of stock-based compensation	—	—	1,275	—		1,275
Issuance of stock under Employee Stock Purchase Plan	20,791	—	68	—	—	68
Exercise of stock options	41,306	—	48	—	—	48
Unrealized gain (loss) on marketable securities	—	—	—	—	6	6
Net loss	—	—	—	(10,838)	—	(10,838)
June 30, 2021	91,596,369	$916	$1,179,215	$(1,067,654)	$(3)	$112,474

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(32,049)	$(20,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80	84
Non-cash lease expense	529	407
Stock-based compensation expense	3,684	2,374
Non-cash imputed interest expense related to the sale of future royalties	6	3
Net amortization of premiums and discounts on marketable securities	575	634
Gain on forgiveness of PPP Loan	—	(890)

Changes in operating assets and liabilities:
Accounts receivable	829	664
Prepaid expenses and other assets	(536)	(366)
Accounts payable and accrued and other liabilities	(1,671)	(557)
Operating lease liability	(394)	(1,426)
Total adjustments	3,102	927
Net cash used in operating activities	(28,947)	(19,838)
Cash flows from investing activities:
Purchase of investments	(35,774)	(54,947)
Sales and maturities of investments	61,395	22,105
Purchase of property and equipment	(364)	—
Net cash provided by (used in) investing activities	25,257	(32,842)
Cash flows from financing activities:
Proceeds from issuance of common stock under the Company's share-based compensation plan	149	195
Payment of liability of future royalties, net of imputed interest	(2,556)	(2,099)
Net cash provided by (used in) financing activities	(2,407)	(1,904)
Net decrease in cash and cash equivalents and restricted cash	(6,097)	(54,584)
Cash and cash equivalents and restricted cash, beginning of period	40,740	130,426
Cash and cash equivalents and restricted cash, end of period	$34,643	$75,842
Supplemental cash flow data:
Cash paid for interest	$2,091	$2,305
Decrease in right-of-use assets and operating lease liabilities resulting from lease modification	$(191)	$—

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
The Company will require substantial funds to maintain research and development programs and support operations. The Company has incurred net losses and negative cash flows from operations since its inception. As of June 30, 2022, the Company had an accumulated deficit of $1.1 billion, and for the six months ended June 30, 2022, the Company incurred a net loss of $32.0 million and used $28.9 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company anticipates that its $107.2 million of existing cash, cash equivalents and investments at June 30, 2022 will be sufficient to fund operations for at least 12 months from the date of filing this Quarterly Report on Form 10-Q.
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
In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at June 30, 2022; the results of operations for the three and six-month periods ended June 30, 2022 and 2021; stockholders' equity for the three and six-month periods ended June 30, 2022 and 2021; and the cash flows for the six-month periods ended June 30, 2022 and 2021. The Condensed Consolidated Balance Sheet at December 31, 2021 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
The extent to which COVID-19 has had and may continue to have impacts on the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the continuing COVID-19 pandemic, the extent to which it has impacted and may continue to impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business responses to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2022 and through the date of this report. The Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
(c) Cash Equivalents, Restricted Cash, and Investments
Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. All other liquid investments are classified as marketable securities.

The Company classified $0.6 million and $0.7 million of its cash as restricted cash as June 30, 2022 and December 31, 2021, respectively. This amount represents the security deposit on the Company's current Massachusetts headquarters.
The Company's combined cash and cash equivalents and restricted cash balances were $34.6 million and $75.8 million as of June 30, 2022 and June 30, 2021, respectively, as presented on the Company's Condensed Consolidated Statements of Cash Flows.
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

Contra Revenue, Net
Contra revenue, net represents shared costs, primarily related to intellectual property, with the Company's collaboration partners.
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
Summary
During each of the three and six months ended June 30, 2022, 100% of the Company's total gross revenues were derived from the Company’s collaboration with Genentech. During each of the three and six months ended June 30, 2021, 99% of the Company's total gross revenues were derived from the Company’s collaboration with Genentech.
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
In accordance with the fair value hierarchy, the following table shows the fair value as of June 30, 2022 and December 31, 2021 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value. No financial assets or liabilities are measured at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021.

(in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2022:
Cash equivalents:
Money market funds	$31,371	$—	$—	$31,371
Short-term investments:
Corporate commercial paper, bonds and notes	—	73,192	—	73,192
Total	$31,371	$73,192	$—	$104,563

(in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2021:
Cash equivalents:
Money market funds	$33,944	$—	$—	$33,944
Short-term investments:
Corporate commercial paper, bonds and notes	—	75,870	—	75,870
Long-term investments:
Corporate commercial paper, bonds and notes	—	23,964	—	23,964
Total	$33,944	$99,834	$—	$133,778
4.     Investments
The amortized cost, including interest receivable, unrealized gains and losses and fair value of investments available-for-sale as of June 30, 2022 are as follows:

(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes—short-term	$73,747	$—	$(555)	$73,192
Total investments	$73,747	$—	$(555)	$73,192
Short-term investments have maturities ranging from one to twelve months with a weighted-average maturity of 0.5 years at June 30, 2022.
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
No credit losses on available-for-sale securities were recognized during the three and six months ended June 30, 2022 or June 30, 2021. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.
As of June 30, 2022 and December 31, 2021, the Company held no investments that have been in a continuous unrealized loss position for 12 months or longer.

5.     Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Compensation and related costs	$2,708	$3,260
Chemistry, manufacturing and controls costs	1,515	2,232
Professional and legal fees	828	644
Other	524	203
Total	$5,575	$6,339
6.     Debt
In April 2020, the Company entered into a promissory note evidencing an unsecured $0.9 million loan (the “PPP Loan”) under the Paycheck Protection Program (“PPP”), of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) as administered by the U.S. Small Business Administration (the "SBA"). The PPP Loan was made by Silicon Valley Bank and had a term of 24-months and an interest rate of 1%. Under the terms of the CARES Act and the Paycheck Protection Program Flexibility Act of 2020, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The Company applied for such forgiveness in 2020 and received notification in June 2021 that the SBA had forgiven the PPP Loan in full, including interest accrued on the PPP Loan. The Company recorded a gain of $0.9 million to Other income (expense), net for extinguishment of the debt during the three and six months ended June 30, 2021.
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
In January 2022, the Company amended its lease agreement at 128 Spring Street ("Lease Amendment"). The Lease Amendment added approximately 9,340 square feet to the existing space for $30 per square foot, or $0.3 million per year in base rent subject to annual rent increases. Rent for the additional space is paid on a “gross amount” basis and the Company is not obligated to reimburse the landlord for taxes or operating expenses on the additional space. Payments under the Lease Amendment commenced when the Company took possession of the space during the second quarter of 2022. In addition, the Lease Amendment provides the Company and the landlord each with an option to terminate the lease agreement early. The Company's early termination option becomes effective on the lease commencement date of a new lease for larger premises within the landlord’s commercial real estate portfolio (“New Lease”), and the Company may exercise its early termination option by providing the landlord with written notice of such election to terminate the lease agreement concurrently with the execution of the New Lease. The landlord has the option to terminate the lease agreement early by providing written notice to the Company eighteen months prior to December 31, 2025. We expect the lease to end as of December 31, 2025.
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
The shortened lease term and resulting remeasurement for the modification resulted in a decrease to the lease liability and the right-of-use asset of $1.1 million during the three months ended March 31, 2022. The additional space provided under the Lease Amendment and resulting remeasurement for the modification resulted in an increase to the lease liability and the right-of-use asset of $0.9 million during the three months ended June 30, 2022
As of June 30, 2022, the Company had an operating lease liability of $4.5 million and related right-of-use asset of $5.0 million related to its operating lease. As of December 31, 2021, the Company had an operating lease liability of $5.0 million and related right-of-use asset of $5.7 million related to its operating lease.

The Company recorded lease cost of $0.4 million and $0.3 million for the three months ended June 30, 2022 and June 30, 2021, respectively. The Company recorded lease cost of $0.7 million for the six months ended June 30, 2022 and June 30, 2021.
The total cash obligation over the approximately six-year term of this lease is $8.8 million. The Company paid $0.3 million and $0.6 million during the three and six months ended June 30, 2022, respectively. The Company paid $0.3 and $1.7 million during the three and six months ended June 30, 2021, respectively. The payments during the three and six months ended June 30, 2021 included a payment of $1.1 million for tenant improvements.
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
The Oberland Purchase Agreement provides that after the occurrence of an event of default as defined under the security agreement by Curis Royalty, the Purchasers shall have the option, for a period of 180 days, to require Curis Royalty to repurchase a portion of certain royalty and royalty related payments, excluding a portion of non U.S. royalties retained by Curis Royalty (the “Purchased Receivables”), at a price (the “Put/Call Price”), equal to a percentage, beginning at a low triple digit percentage and increasing over time up to a low mid triple digit percentage of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. The Company concluded the put option is an embedded derivative that requires bifurcation from the deferred royalty obligation and the value of the option is de minimis. Additionally, Curis Royalty shall have the option at any time to repurchase the Purchased Receivables at the Put/Call Price as of the date of such repurchase. No events of default occurred had as of June 30, 2022.
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
The following table shows the activity with respect to the liability related to the sale of future royalties during the six months ended June 30, 2022.

(in thousands)
Carrying value of liability related to the sale of future royalties at January 1, 2022	$53,798
Amortization of capitalized issuance costs	31
Imputed interest expense recognized for the six months ending June 30, 2022	2,065
Less: payments to Oberland Capital, LLC	(4,646)
Carrying value of liability related to the sale of future royalties at June 30, 2022	$51,248

9.     Research and Development Collaborations

(a)Genentech
In June 2003, the Company licensed its proprietary Hedgehog pathway antagonist technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the U.S. and by Genentech’s parent company, Roche, in several other countries for the treatment of advanced BCC. Pursuant to the agreement, the Company is eligible to receive up to an aggregate of $115.0 million in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, the Company has received $59.0 million in cash milestone payments as of June 30, 2022.
In addition to these payments and pursuant to the collaboration agreement, the Company is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5%. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances.
The Company recognized $2.5 million and $2.3 million in royalty revenue under the Genentech collaboration during the three months ended June 30, 2022 and 2021, respectively. The Company recognized $4.5 million in royalty revenue under the Genentech collaboration during both the six months ended June 30, 2022 and 2021. The Company also recorded cost of royalty revenues within the costs and expenses section of its Condensed Consolidated Statements of Operations and Comprehensive Loss of less than $0.1 million during the three months ended June 30, 2022 and $0.1 million during the three months ended June 30, 2021. The Company recorded $0.1 million of costs of royalty revenues during the six months ended June 30, 2022 and $0.2 million during the six months ended June 30, 2021. Cost of royalty revenues is comprised of amounts due to third-party university patent licensors in connection with Genentech and Roche's Erivedge net sales.
The Company recorded receivables from Genentech under this collaboration for Erivedge royalties earned during the period. The receivable recorded in the Company's current assets section of its Condensed Consolidated Balance Sheets amounted to $2.4 million as of June 30, 2022 and $3.2 million as of December 31, 2021.
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
As of June 30, 2022, the Company has exercised its option to license the following four programs under the collaboration:
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

For each of the IRAK4, PD1/VISTA, and PD1/TIM3 programs, and the fourth immuno-oncology program: the Company has remaining unpaid or unwaived payment obligations of $42.5 million per program, related to regulatory approval and commercial sales milestones, plus specified additional payments for approvals for additional indications, if any. The Company has not recorded a liability for the aforementioned payments given the achievement of specified regulatory approval and commercial sales milestones is not probable as of the balance sheet date. The Company is further obligated to pay Aurigene tiered royalties on the Company's and its affiliates' annual net sales of products at percentage rates ranging from the high single digits up to 10%, subject to specified reductions. In addition, the Company agreed to make certain payments to Aurigene upon its entry into sublicense agreements on any program(s).
In addition to the collaboration agreement, the Company has entered into a master development and manufacturing agreement with Aurigene for the supply of drug substance and drug product. Under this agreement, the Company incurred less than $0.1 million in research and development expense during the three and six months ended June 30, 2022. The Company incurred $0.4 million in research and development expense during the three months ended June 30, 2021 and $0.8 million during the six months ended June 30, 2021 associated with this agreement. The Company recorded no prepaid expenses and no accrued expenses associated with this agreement as of June 30, 2022 and as of December 31, 2021.
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
Aspire Capital made an initial investment of $3.0 million through the purchase of 2,693,965 shares of the Company's common stock. In 2020, Aspire Capital subsequently purchased an additional 4,650,000 shares of the Company's common stock for $5.4 million. In addition, as consideration for Aspire Capital’s obligation under the Agreement, the Company issued 646,551 shares of common stock to Aspire Capital as a commitment fee. As of June 30, 2022 and December 31, 2021, a total of $21.6 million remained available under the Agreement. The Company did not sell shares of common stock under the Agreement during the three and six months ended June 30, 2022 and June 30, 2021.
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
11.     Stock Plans and Stock-Based Compensation
As of June 30, 2022, the Company had two shareholder-approved, stock-based compensation plans: (i) the Amended and Restated 2010 Employee Stock Purchase Plan (“ESPP”), adopted by the Board of Directors in April 2017 and approved by shareholders in June 2017, and (ii) the Fourth Amended and Restated 2010 Stock Incentive Plan (“2010 Plan”). New employees are typically issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan.
The Fourth Amended and Restated 2010 Stock Incentive Plan
The 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s Board of Directors. In May 2021, the Company's shareholders approved the Company's Fourth Amended and Restated 2010 Stock Incentive Plan to reserve an additional 11,000,000 shares of common stock for issuance under the 2010 Plan. The Company can issue up to 23,190,000 shares of its common stock pursuant to awards granted under the 2010 Plan. Options become exercisable as determined by the Board of Directors and expire up to ten years from the date of grant. The 2010 Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights (“SARs”), will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3 shares per share under the award to be removed from the available share pool. As of June 30, 2022, the Company has only granted options to purchase shares of the Company’s common stock with an exercise price equal to the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date. As of June 30, 2022, 9,829,897 shares remained available for grant under the 2010 Plan.
Stock Options
During the six months ended June 30, 2022, the Company’s board of directors granted options to purchase 3,663,800 shares of the Company’s common stock to the officers and employees of the Company under the 2010 Plan. Shares granted to officers and employees vest as to 25% of the shares underlying the award on the first anniversary of the grant date and as to an additional 6.25% of the shares underlying the award at the end of each subsequent quarter, based upon continued employment over a four year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the Nasdaq Global Market on the grant date.
During the six months ended June 30, 2022, the Company’s board of directors granted options to its non-employee directors to purchase 425,000 shares of common stock under the 2010 Plan, which will vest and become exercisable one year from the grant date. In addition, during the six months ended June 30, 2022, the Company's board of directors issued options to newly-hired employees as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan to purchase 605,550 shares of common stock. These options will vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option on each successive three-month period thereafter. All option awards are exercisable at a price equal to the closing price of the Company’s common stock on the Nasdaq Global Market on the grant dates.
A summary of stock option activity under the 2010 Plan and inducement awards are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2021	10,363,769	$3.80	7.41
Granted	4,694,350	3.14
Exercised	—	—
Canceled/Forfeited	(472,820)	7.29
Outstanding, June 30, 2022	14,585,299	$3.47	7.73	$19
Exercisable at June 30, 2022	7,398,636	$3.32	6.55	$11
Vested and unvested expected to vest at June 30, 2022	13,783,730	$3.46	7.64	$18
The weighted average grant date fair values of the stock options granted during the six months ended June 30, 2022 and 2021 were $2.57 and $9.42, respectively, and were calculated using the following estimated assumptions:

	Six Months Ended June 30,
	2022	2021
Expected term (years)	5.5	5.5
Risk free interest rate	1.4-2.5%	0.4-1.4%
Expected Volatility	110%-112%	107%
Expected Dividends	None	None
As of June 30, 2022, there was approximately $16.3 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, net of the impact of estimated forfeitures that is expected to be recognized as expense over a weighted average period of 2.64 years. There were no employee stock options exercised during the six months ended June 30, 2022. The intrinsic value of employee stock options exercised during the six months ended June 30, 2021 was insignificant.
Restricted Stock Awards
The following table presents a summary of unvested restricted stock awards (“RSAs”) under the 2010 Plan as of June 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2021	10,312	$3.45
Awarded	—	—
Vested	(10,312)	3.45
Forfeited	—	—
Unvested, June 30, 2022	—	$—
As of June 30, 2022, there were no outstanding RSAs.

Amended and Restated 2010 Employee Stock Purchase Plan
The Company has reserved 2,000,000 shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning of the enrollment period or ending date of the purchase period within a two-year enrollment period, as defined. The Company has four six-month purchase periods per each two-year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two-year enrollment resets at the new lower stock price. This aspect of the plan was amended in 2017. Prior to 2017, the plan included two six-month purchase periods per year with no defined enrollment period. During the three and six months ended June 30, 2022, 169,296 shares were issued under the ESPP. As of June 30, 2022, there were 1,384,234 shares available for future purchase under the ESPP.
ESPP compensation expense for the three and six months ended June 30, 2022 and 2021 was insignificant.
Total Stock-Based Compensation Expense
For the three and six months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense to the following line items in its costs and expenses section of the Condensed Consolidated Statements of Operations and Comprehensive Loss, including expense related to its ESPP:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Research and development expenses	$854	$440	$1,579	$778
General and administrative expenses	1,112	835	2,105	1,596
Total stock-based compensation expense	$1,966	$1,275	$3,684	$2,374
12.     Loss Per Common Share
Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three and six months ended June 30, 2022 and 2021, because the effect of the potential common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist of stock options outstanding of 14,585,299 and 10,054,525 as of June 30, 2022 and 2021, respectively.
Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements, based on current expectations and related to future events and our future financial and operational performance, that involve risks and uncertainties. You should review the discussion above under the heading “Risk Factor Summary” and the risk factors detailed further in Item 1A, "Risk Factors" of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by the risk factors discussed in Part II, Item 1A, "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and, if applicable, those included under Part II Item 1A of this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used throughout this report, the terms “the Company,” “we,” “us,” and “our” refer to the business of Curis, Inc. and its wholly owned subsidiaries, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc.
Overview
We are a biotechnology company focused on the development of first-in-class and innovative therapeutics for the treatment of cancer.
We conduct our research and development programs both internally and through strategic collaborations. Our clinical stage drug candidates are:

•Emavusertib, previously CA-4948, an orally available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4, or IRAK4, is currently undergoing testing in a Phase 1/2 open-label dose escalating clinical trial in patients with relapsed or refractory hematologic malignancies, such as non-Hodgkin lymphomas, or NHL, including those with Myeloid Differentiation Primary Response Protein 88, or MYD88, alterations, also known as the TakeAim Lymphoma study. The trial was amended to include a combination study of emavusertib (CA-4948) and ibrutinib, a BTK inhibitor, in patients with NHL for which we enrolled the first patient in February 2021. In June 2022, we provided initial preliminary clinical data for patients in the combination portion of the TakeAim Lymphoma study.
•We are also conducting a separate Phase 1/2 open-label, single arm dose escalating and expansion trial in patients with relapsed or refractory, or R/R, acute myeloid leukemia, or AML, and high risk myelodysplastic syndromes, or MDS, also known as the TakeAim Leukemia study. The study was amended in April 2021 to include dose escalation cohorts of emavusertib (CA-4948) in combination with azacitidine or venetoclax. In April 2021, emavusertib (CA-4948) was granted Orphan Drug Designation for the treatment of R/R AML and high risk MDS by the U.S. Food and Drug Administration, or FDA. In June 2022, we presented updated preliminary clinical data for patients from the TakeAim Leukemia study.
•In April 2022, the FDA placed partial clinical holds on the Company’s TakeAim Leukemia study and TakeAim Lymphoma study after we reported the death of a patient with R/R AML in the TakeAim Leukemia study. While the partial holds are in place, no new patients will be enrolled in the studies, and current study participants benefiting from treatment may continue to be treated with emavusertib (CA-4948) at doses of 300mg BID or lower. With the partial holds, the FDA is requesting additional data from the trials, including data related to the death of a patient with R/R AML who experienced, among several conditions, rhabdomyolysis, which has previously been identified as a dose-limiting toxicity of emavusertib (CA-4948). Additionally, the FDA is requesting safety, efficacy, and other data, including data related to rhabdomyolysis and our determination of the recommended Phase 2 dose for emavusertib (CA-4948) and our proposed changes to the protocols for each trial.
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
In January 2015, we entered into an exclusive collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene, which was amended in September 2016 and February 2020. As of June 30, 2022, we have licensed four programs under the Aurigene collaboration:

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
Based on our clinical development plans for our pipeline, we intend to predominantly focus our available resources on the continued development of emavusertib (CA-4948), assuming that we are able to successfully resolve the current FDA partial clinical hold on trials of emavusertib (CA-4948), in collaboration with Aurigene, and CI-8993, in collaboration with ImmuNext, in the near term.
Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis and have an accumulated deficit of $1.1 billion as of June 30, 2022. For the six months ended June 30, 2022, we incurred a net loss of $32.0 million and used $28.9 million of cash in operations. We expect to continue to generate operating losses in the foreseeable future. We anticipate that our $107.2 million of cash, cash equivalents and investments as of June 30, 2022 should enable us to maintain our planned operations for the next 12 months and into 2024. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
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
We have enrolled, and will seek to enroll, cancer patients in clinical trials at sites located both in the United States and internationally. Many of our clinical trial sites have imposed restrictions as a result of the COVID-19 pandemic, which have had and may continue to have a negative impact on our ability to conduct our clinical trials. We have encountered and may continue to face difficulties recruiting and retaining patients in our ongoing and planned clinical trials to the extent patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the pandemic. In addition, we do not currently know the duration or to what degree medical facilities, including our clinical trial sites, will continue to be impacted by the pandemic. For example, all of our clinical trial sites for our TakeAim Lymphoma study, which was placed on partial clinical hold in April 2022, are at large academic research hospitals that have imposed restrictions on entry which have in some instances prohibited, and in other instances may potentially prohibit in the future, clinical trial monitors and patients from entering the trial sites. We are actively working with our clinical trial sites to follow FDA guidelines for conducting clinical trials during the COVID-19 pandemic, including performing remote monitoring to the extent possible and arranging for the shipment of medicine directly from the clinical trial site to patients who are enrolled in our trials, if required; however, there is no assurance such arrangements will be successful. As a result, enrollment in our TakeAim Lymphoma study was delayed and, if and when the partial clinical hold on the TakeAim Lymphoma study is lifted, may continue to be delayed and patients enrolled in the trial may cease treatment due to the restrictions described above or fear of visiting or inability to visit our trial sites. As a result, enrollment in this trial has been slower than expected and the timeline of this trial has been delayed and may continue to be delayed. In addition, in July 2020, we commenced enrollment in our TakeAim Leukemia study, which was also placed on partial clinical hold in April 2022. Clinical trial sites for this study have also imposed and may continue to impose restrictions similar to those described above. As a result, we may not be able to enroll this trial on our planned timeline, if and when the partial clinical hold is lifted, which would cause a further delay in the overall timeline for this trial. Similarly, enrollment in and the overall timeline of our combination study of emavusertib (CA-4948) and ibrutinib, for which we commenced enrollment in February 2021, and which was also placed on partial clinical hold in April 2022, and our Phase 1 clinical trial for CI-8993, for which we commenced enrollment in September 2020, have been delayed and may continue to be delayed due to the factors discussed above. To the extent clinical trial sites are slowed down or closed to enrollment in our ongoing and planned clinical trials, this could also have a material adverse impact on our clinical trial plans and timelines. These restrictions may also impact our ability to collect patient data in a timely fashion. In addition, we do not know whether and to what extent potential exposure to COVID-19 of patients in our clinical trials could impact the efficacy of emavusertib (CA-4948) or CI-8993. The response to the COVID-19 pandemic may redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals. In addition, we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.
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
•our ability to successfully plan, finance and complete current and planned clinical trials for emavusertib (CA-4948), assuming we are able to successfully resolve the current FDA partial clinical holds on trials of emavusertib (CA-4948), and CI-8993, as well as for such clinical trials to generate favorable data; and
•our ability to raise additional financing, when required, to fund operations.
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
Cost of Royalty Revenues. Cost of royalty revenues consists of all expenses incurred that are associated with royalty revenues that we record as revenues in our Condensed Consolidated Statements of Operations and Comprehensive Loss. These costs consist of payments we are obligated to make to university licensors on royalties that Curis Royalty receives from Genentech on net sales of Erivedge for a period of 10 years from the first commercial sale of Erivedge on a country-by-country basis. The first commercial sale of Erivedge occurred in February 2012 in the U.S. During the six months ended June 30, 2022, our obligation to one of the licensors expired for sales in the U.S. and expired entirely for the other licensor.

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
The successful development and commercialization of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:
•our ability to successfully resolve the partial clinical hold imposed by the FDA on our TakeAim Leukemia and TakeAim Lymphoma trials;
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
Any changes in the outcome of any of these variables with respect to the development of our product candidates could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA does not lift the partial clinical holds on our TakeAim Leukemia or TakeAim Lymphoma trials, if the FDA or another regulatory authority otherwise delays our clinical trials or requires us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time to complete clinical development of that product candidate. We may never obtain regulatory approval for any of our product candidates. If we do obtain regulatory approval for our product candidates, drug commercialization will take several years and millions of dollars in development costs.
A further discussion of some of the risks and uncertainties associated with completing our research and development programs on schedule, or at all, and some consequences of failing to do so, are set forth under Item 1A, "Risk Factors" of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by the risk factors discussed in Part II, Item 1A, "Risk Factors" and under Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and, if applicable, those included under Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
During the six months ended June 30, 2022, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 24, 2022.

Results of Operations
Three and Six Months Ended June 30, 2022 and June 30, 2021

The following table summarizes our results of operations for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		Percentage Increase (Decrease)	For the Six Months Ended June 30,		Percentage Increase (Decrease)
	2022	2021		2022	2021
	(in thousands)			(in thousands)
Revenues, net:	$2,393	$2,286	5%	$4,450	$4,475	(1)%
Costs and expenses:
Cost of royalty revenues	42	116	(64)%	124	225	(45)%
Research and development	12,323	8,753	41%	23,758	15,510	53%
General and administrative	5,089	4,067	25%	10,762	8,190	31%
Other expense, net	879	188	>100%	1,855	1,315	41%
Net loss	$(15,940)	$(10,838)	47%	$(32,049)	$(20,765)	54%

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase (Decrease)	For the Six Months Ended June 30,		Percentage Increase (Decrease)
	2022	2021		2022	2021
	(in thousands)			(in thousands)
Revenues, net:
Royalties	$2,474	$2,348	5%	$4,534	$4,535	—%
Other revenue	—	1	(100)%	—	1	(100)%
Contra revenue, net	(81)	(63)	29%	(84)	(61)	38%
Total revenues, net	$2,393	$2,286	5%	$4,450	$4,475	(1)%

Total revenues, net of $2.4 million increased by 5% for the three months ended June 30, 2022 as compared to the same period in 2021. The increase is driven by increased net sales of Erivedge during the current year period as compared to the prior year period.

Total revenues, net of $4.5 million for the six months ended June 30, 2022 were consistent with total revenues, net for the same period in 2021 driven by consistent net sales of Erivedge.
Cost of Royalty Revenues. Cost of royalty revenues is comprised of amounts due to third-party university patent licensors in connection with Genentech and Roche's Erivedge net sales. Cost of royalty revenues decreased by 64% for the three months ended June 30, 2022 and 45% for the six months ended June 30, 2022 as compared to the same periods in 2021, primarily as a result of the expiration of obligations to third-party university patent licensors for sales in the U.S.
Research and Development Expenses. The following table summarizes our research and development expenses incurred during the periods indicated:

	For the Three Months Ended June 30,		Percentage Increase (Decrease)	For the Six Months Ended June 30,		Percentage Increase (Decrease)
	2022	2021		2022	2021
	(in thousands)			(in thousands)
Direct research and development expenses	$5,765	$5,473	5%	$11,743	$9,741	21%
Personnel	4,890	2,348	>100%	9,042	4,073	>100%
Stock-based compensation	854	440	94%	1,579	778	>100%
Facilities, depreciation and other expenses	814	492	65%	1,394	918	52%
Total research and development expenses	$12,323	$8,753	41%	$23,758	$15,510	53%

Research and development expenses were $12.3 million for the three months ended June 30, 2022 as compared to $8.8 million in the same period in 2021, an increase of approximately $3.6 million, or 41%. Direct research and development expenses increased by $0.3 million for the three months ended June 30, 2022 as compared to the same period in 2021. The increase in direct research and development expenses for the quarter is primarily attributable to increased consulting services. Additionally, personnel related costs increased by $2.5 million and stock compensation increased by $0.4 million, primarily as a result of additional headcount.

Research and development expenses were $23.8 million for the six months ended June 30, 2022 as compared to $15.5 million in the same period in 2021, an increase of approximately $8.2 million, or 53%. Direct research and development expenses increased by $2.0 million for the six months ended June 30, 2022 as compared to the same period in 2021, primarily attributable to increased consulting services and research activities. Additionally, personnel related costs increased by $5.0 million and stock compensation increased by $0.8 million, primarily as a result of additional headcount.

We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance our programs, including clinical and preclinical development costs, manufacturing, option exercise fees, and potential milestone payments upon achievement of certain milestones.
General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase (Decrease)	For the Six Months Ended June 30,		Percentage Increase (Decrease)
	2022	2021		2022	2021
	(in thousands)			(in thousands)
Personnel	$1,881	$1,336	41%	$3,722	$2,514	48%
Stock-based compensation	1,112	835	33%	2,105	1,596	32%
Legal services	583	568	3%	1,541	1,433	8%
Professional and consulting services	519	751	(31)%	1,372	1,508	(9)%
Insurance costs	397	149	>100%	803	303	>100%
Facilities and depreciation	234	153	53%	400	299	34%
Other general and administrative expenses	363	275	32%	819	537	53%
Total general and administrative expenses	$5,089	$4,067	25%	$10,762	$8,190	31%
General and administrative expenses were $5.1 million for the three months ended June 30, 2022, as compared to $4.1 million in the same period in 2021, an increase of $1.0 million, or 25%. The increase in general and administrative expenses was driven primarily by higher costs for personnel, stock-based compensation, and insurance costs during the three months ended June 30, 2022.
General and administrative expenses were $10.8 million for the six months ended June 30, 2022, as compared to $8.2 million in the same period in 2021, an increase of $2.6 million, or 31%. The increase in general and administrative expenses was driven primarily by higher costs for personnel, stock-based compensation, and insurance during the six months ended June 30, 2022.
Other Expense. Other expense increased by $0.7 million, or >100 % for the three months ended June 30, 2022 as compared to the same period in 2021 primarily due to the forgiveness of the PPP Loan during the 2021 period. See "Liquidity and Capital Resources - Debt Financing" for further discussion. The remaining net other expense for the three months ended June 30, 2022 and June 30, 2021 primarily consisted of imputed interest expense related to future royalty payments.
Other expense increased by $0.5 million, or 41% for the six months ended June 30, 2022 as compared to the same period in 2021 primarily due to the forgiveness of the PPP Loan during the 2021 period. The remaining net other expense for the six months ended June 30, 2022 and June 30, 2021 primarily consisted of imputed interest expense related to future royalty payments.
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

At June 30, 2022, our principal sources of liquidity consisted of cash, cash equivalents and investments of $107.2 million, excluding our restricted cash of $0.6 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase. Our short-term investments primarily include U.S. Treasury securities, U.S. agency bonds, commercial paper and corporate debt securities. We maintain cash balances with financial institutions in excess of insured limits.
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
Aspire Capital made an initial investment of $3.0 million through the purchase of 2,693,965 shares of our common stock. In 2020, Aspire Capital subsequently purchased an additional 4,650,000 shares of our common stock for $5.4 million. In addition, as consideration for Aspire Capital’s obligation under the Agreement, we issued 646,551 shares of common stock to Aspire Capital as a commitment fee. We also entered into a registration rights agreement with Aspire Capital in connection with our entry into the Agreement in which we agreed to file with the SEC one or more registration statements, as necessary, and to the extent permissible and subject to certain exceptions, to register under the Securities Act, the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the Agreement. As of June 30, 2022 and December 31, 2021, a total of $21.6 million remained available under the Agreement. We did not sell shares of common stock under the Agreement during the three and six months ended June 30, 2022 and June 30, 2021.
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

Milestone Payments and Monetization of Royalty Rights
We have received aggregate milestone payments totaling $59.0 million under our collaboration with Genentech since 2012. In addition, we began receiving royalty revenues in 2012 in connection with Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. Erivedge royalty revenues received after December 2012 have been used to repay Curis Royalty’s outstanding principal and interest under the loans due to BioPharma-II and HealthCare Royalty. A portion of Erivedge royalty and royalty-related revenue payments will be paid to the Purchasers pursuant to the Oberland Purchase Agreement. We also remain entitled to receive any contingent payments upon achievement of clinical development objectives and royalty payments related to sales of Erivedge pursuant to our collaboration agreement with Genentech and certain contingent payments upon achievement of contractually specified royalty revenue payment amounts related to sales of Erivedge pursuant to the Oberland Purchase Agreement. Upon receipt of any such payments, as well as on royalties received, we are required to make payments to certain university licensors. During the six months ended June 30, 2022, our obligation to one of the licensors expired for sales in the U.S. and expired entirely for the other licensor.
Cash Flows
Cash flows for operations have primarily been used for salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods.
Net cash used in operating activities of $28.9 million during the six months ended June 30, 2022 was primarily the result of our net loss for the period of $32.0 million, offset by non-cash charges consisting of stock-based compensation, non-cash lease expense, depreciation, amortization of premiums and discounts on marketable securities, and non-cash imputed interest totaling $4.9 million. Accounts payable, accrued expenses and operating lease liability decreased by $2.1 million and prepaid expenses and other assets increased by $0.5 million. These changes increased cash utilization. Accounts receivable decreased $0.8 million and reduced cash utilization.
Net cash used in operating activities of $19.8 million during the six months ended June 30, 2021 was primarily the result of our net loss for the period of $20.8 million, offset by non-cash charges consisting of stock-based compensation, loan forgiveness, amortization of premiums and discounts on marketable securities, non-cash lease expense, depreciation, and non-cash imputed interest totaling $2.6 million. Accounts payable and accrued and other liabilities decreased by $2.0 million and prepaid expenses and other assets increased by $0.4 million. These changes increased cash utilization. Accounts receivable decreased by $0.7 million and reduced cash utilization. In addition, we recognized a gain of $0.9 million on the forgiveness of the PPP Loan.
We expect to continue to use cash in operations as we seek to advance our drug candidates and our programs under our collaboration agreements with Aurigene and ImmuNext. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.
Investing activities used cash of $25.3 million and $32.8 million for the three months ended June 30, 2022 and 2021, respectively, resulting primarily from net investment activity from purchases and sales or maturities of investments for the respective periods.
Financing activities used cash of $2.4 million and $1.9 million for the six months ended June 30, 2022 and June 30, 2021, respectively, primarily due to the payment of our liability under the Oberland Purchase Agreement.
We have historically derived a portion of our operating cash flow from our receipt of milestone payments under collaboration agreements with third parties. However, we cannot predict whether we will receive additional milestone payments under existing or future collaborations.
Funding Requirements
We have incurred significant losses since our inception. As of June 30, 2022, we had an accumulated deficit of $1.1 billion. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for emavusertib (CA-4948) and CI-8993 as well as development candidates we have and continue to license under our collaborations with Aurigene and ImmuNext. We will require substantial additional capital to fund the further development of these programs, as well as to fund our general and administrative costs and expenses. Moreover, our agreements with collaborators impose significant potential financial obligations on us. For example, under our collaboration, license and option agreement with Aurigene, we are required to make milestone, royalty and option fee payments for discovery, research and preclinical development programs that will be performed by Aurigene, which impose significant potential financial obligations on us. In addition, if we choose to exercise our option under the option and license agreement with

ImmuNext, or the ImmuNext Agreement, we will be required to make milestone, royalty, and option fee payments in connection with the development of CI-8993.
Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments of $107.2 million as of June 30, 2022, should enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for, or preventing the marketing of, any of our product candidates, which could adversely affect our business prospects, and we may be unable to continue our operations.
Furthermore, there are a number of factors that may affect our future capital requirements and further accelerate our need for additional working capital, many of which are outside our control, including the following:
•unanticipated costs in our research and development programs, such as costs relating to our efforts to resolve the partial clinical holds imposed by the FDA on our TakeAim Leukemia and TakeAim Lymphoma trials;
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

Contractual Obligations
In January 2022 we entered into an amendment to our lease agreement for laboratory and office space in Lexington, Massachusetts, or the Lease Amendment. The Lease Amendment shortened the remaining lease term, which reduced our future minimum lease payments. It also added approximately 9,340 square feet to the existing space, which increased our cash commitments for rent payments for the additional space. As a result, our remaining obligations decreased by $0.2 million. For further information on the Lease Amendment, refer to Note 7, Leases, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1A.    RISK FACTORS
We are subject to a number of risks that could materially and adversely affect our business, financial condition, and results of operations and future prospects, including those identified in Item 1A., “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, or the 2021 10-K, which was filed with the SEC on February 24, 2022 as supplemented by the risk factors discussed in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, or the Q1 2022 10-Q, which was filed with the SEC on May 5, 2022. Any of the risk factors contained in the Q1 2022 10-Q and the 2021 10-K could materially affect our business, financial condition or future results, and such risk factors may not be the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 6.    Exhibits

Exhibit Number	Description
10.1 *	Consulting Agreement, entered into on June 29, 2022, by and between Curis, Inc. and William E. Steinkrauss

31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2 *	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350
32.2 *	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS *	InLine XBRL Instance Document

101.SCH *	InLine XBRL Taxonomy Extension Schema Document

101.CAL *	InLine XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	InLine XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	InLine XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	InLine XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File

* Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURIS, INC.

Dated:	August 4, 2022	By:	/S/ JAMES E. DENTZER
James E. Dentzer
President and Chief Executive Officer
(Principal Executive Officer)

CURIS, INC.

		By:	/S/ WILLIAM STEINKRAUSS
William Steinkrauss
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)