Form 10-Q
period 2022-09-30
CURIS INC
filed 2022-11-09
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 2, 2022, there were 96,398,360 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements and Industry Data

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical fact contained in this report are statements that could be deemed forward-looking statements, including without limitation any statements with respect to the plans, strategies and objectives of management for future operations; statements concerning product research, development and commercialization plans, timelines and anticipated results; statements of expectation or belief; statements with respect to clinical trials and studies; statements with respect to royalties and milestones; statements with respect to the therapeutic potential of drug candidates; expectations of revenue, expenses, earnings or losses from operations, or other financial results; and statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words “anticipate(s)”, “believe(s)”, “focus(es)”, “could”, “estimate(s)”, “expect(s)”, “intend(s)”, “may”, “plan(s)”, “seek(s)”, “will”, “strategy”, “mission”, “potential”, “should”, “would" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements may include, but are not limited to, statements about:
•the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs, including our lead asset emavusertib, previously CA-4948;
•our ability to successfully resolve the continuing partial clinical hold imposed by the U.S. Food and Drug Administration, or FDA, on our TakeAim Leukemia Phase 1/2 trial of emavusertib (CA-4948) with respect to the monotherapy expansion phase (Phase 2a) and the combination therapy phase (Phase 1b), and the likelihood that such partial clinical hold will be lifted;
•our estimates of the period in which we anticipate that existing cash and cash equivalents will enable us to fund our current and planned operations;
•our ability to establish and maintain collaborations or obtain additional funding;
•our plans to develop and commercialize our drug candidates;
•the timing or likelihood of regulatory filings and approvals;
•the implementation of our business model, strategic plans for our business, drug candidates and technology;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•developments and projections relating to our competitors and our industry;
•our commercialization, marketing and manufacturing capabilities and strategy;
•the rate and degree of market acceptance and clinical utility of our products;
•our competitive position;
•our intellectual property position;
•the potential of CI-8993; CA-170; fimepinostat; CA-327; and other drug candidates that we in-license, or may elect to in-license, or may acquire in the future;
•our collaborators’ plans to further develop and commercialize Erivedge;
•our ability to maintain our listing on the Nasdaq Global Market; and
•impacts resulting from the continuing COVID-19 pandemic and responsive actions relating thereto.
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

Risk Factor Summary
Investment in our securities involves risk. You should carefully consider the following summary of what we believe to be the principal risks facing our business, in addition to the risks described more fully in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 and those included under Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q and other information included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.
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
•We depend heavily on the success of our most advanced drug candidate emavusertib (CA-4948), for which we are conducting the TakeAim Leukemia and TakeAim Lymphoma clinical trials. The monotherapy expansion phase (Phase 2a) and the combination therapy phase (Phase 1b) of our TakeAim Leukemia Phase 1/2 trial continue to be subject to a partial clinical hold. If we are unable to initiate or complete the clinical development of, obtain marketing approval for or successfully commercialize our drug candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business will be materially harmed.
•The FDA placed partial clinical holds on our TakeAim Leukemia Phase 1/2 trial and our TakeAim Lymphoma Phase 1/2 trial after we reported a serious adverse event in the TakeAim Leukemia Phase 1/2 trial. The continuing partial clinical hold on the monotherapy expansion phase (Phase 2a) and the combination therapy phase (Phase 1b) of emavusertib (CA-4948) with azacitidine or venetoclax of the TakeAim Leukemia Phase 1/2 trial could take considerable time and expense to address and there can be no assurance that the FDA will remove the continuing partial clinical hold in a timely manner, or at all, in which case our business and prospects for development and approval of emavusertib (CA-4948) would be materially harmed.
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
•If we fail to meet the requirements for continued listing on the Nasdaq Global Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.
•We face risks related to the continuing COVID-19 pandemic, which has delayed and may continue to delay our ability to complete our ongoing clinical trials and the enrollment and initiation of future clinical trials, and may disrupt regulatory activities, cause substantial disruption in the financial markets and economy, or have other adverse effects on our business and operations.

PART I—FINANCIAL INFORMATION
Item 1.    UNAUDITED FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$29,851	$40,014
Short-term investments	68,838	75,870
Accounts receivable	2,886	3,224
Prepaid expenses and other current assets	4,142	3,267
Total current assets	105,717	122,375
Long-term investments	—	23,964
Property and equipment, net	780	505
Restricted cash, long-term	635	726
Operating lease right-of-use asset	4,718	5,749
Other assets	2,022	—
Goodwill	8,982	8,982
Total assets	$122,854	$162,301
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,756	$6,417
Accrued liabilities	6,883	6,339
Current portion of operating lease liability	1,103	682
Total current liabilities	13,742	13,438
Long-term operating lease liability	3,098	4,358
Liability related to the sale of future royalties, net	50,269	53,798
Total liabilities	67,109	71,594
Stockholders’ equity:
Common stock, $0.01 par value—227,812,500 shares authorized; 96,398,360 shares issued and outstanding at September 30, 2022; 227,812,500 shares authorized; 91,645,369 shares issued and outstanding at December 31, 2021	964	916
Additional paid-in capital	1,192,927	1,182,225
Accumulated deficit	(1,137,667)	(1,092,325)
Accumulated other comprehensive loss	(479)	(109)
Total stockholders’ equity	55,745	90,707
Total liabilities and stockholders’ equity	$122,854	$162,301

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues, net:
Royalties	$2,843	$3,058	$7,377	$7,593
Other revenue	—	—	—	1
Contra revenue, net	(18)	(19)	(102)	(80)
Total revenues, net	2,825	3,039	7,275	7,514
Costs and expenses:
Cost of royalty revenues	62	151	186	376
Research and development	10,813	8,602	34,571	24,112
General and administrative	4,556	4,334	15,318	12,524
Total costs and expenses	15,431	13,087	50,075	37,012
Loss from operations	(12,606)	(10,048)	(42,800)	(29,498)
Other expense:
Interest income	335	54	577	158
Imputed interest expense related to the sale of future royalties	(1,023)	(1,057)	(3,120)	(3,366)
Other income (expense), net	—	—	—	890
Total other expense	(688)	(1,003)	(2,543)	(2,318)
Net loss	$(13,294)	$(11,051)	$(45,343)	$(31,816)
Net loss per common share (basic and diluted)	$(0.14)	$(0.12)	$(0.49)	$(0.35)
Weighted average common shares (basic and diluted)	93,791,178	91,601,362	92,370,359	91,552,433

Net loss	$(13,294)	$(11,051)	$(45,343)	$(31,816)
Other comprehensive income:
Unrealized gain (loss) on marketable securities	76	—	(370)	—
Comprehensive loss	$(13,218)	$(11,051)	$(45,713)	$(31,816)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
December 31, 2021	91,645,369	$916	$1,182,225	$(1,092,325)	$(109)	$90,707
Recognition of stock-based compensation	—	—	1,718	—	—	1,718
Unrealized gain (loss) on marketable securities	—	—	—	—	(342)	(342)
Net loss	—	—	—	(16,109)	—	(16,109)
March 31, 2022	91,645,369	$916	$1,183,943	$(1,108,434)	$(451)	$75,974
Recognition of stock-based compensation	—	—	1,966	—	—	1,966
Issuance of stock under Employee Stock Purchase Plan	169,296	2	147	—	—	149
Unrealized gain (loss) on marketable securities	—	—	—	—	(104)	(104)
Net loss	—	—	—	(15,940)	—	(15,940)
June 30, 2022	91,814,665	$918	$1,186,056	$(1,124,374)	$(555)	$62,045
Issuance of shares in connection with 2021 Sales Agreement, net of fees of $0.7 million for issuance of shares	4,583,695	46	5,548	—	—	5,594
Recognition of stock-based compensation	—	—	1,324	—	—	1,324
Unrealized gain (loss) on marketable securities	—	—	—	—	76	76
Net loss	—	—	—	(13,294)	—	(13,294)
September 30, 2022	96,398,360	$964	$1,192,928	$(1,137,668)	$(479)	$55,745

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
December 31, 2020	91,502,461	$915	$1,176,647	$(1,046,889)	$(3)	$130,670
Recognition of stock-based compensation	—	—	1,099	—	—	1,099
Exercise of stock options	31,811	1	78	—	—	79
Unrealized gain (loss) on marketable securities	—	—	—	—	(6)	(6)
Net loss	—	—	—	(9,927)	—	(9,927)
March 31, 2021	91,534,272	$916	$1,177,824	$(1,056,816)	$(9)	$121,915
Recognition of stock-based compensation	—	—	1,275	—		1,275
Issuance of stock under Employee Stock Purchase Plan	20,791	—	68	—	—	68
Exercise of stock options	41,306	—	48	—	—	48
Unrealized gain (loss) on marketable securities	—	—	—	—	6	6
Net loss	—	—	—	(10,838)	—	(10,838)
June 30, 2021	91,596,369	$916	$1,179,215	$(1,067,654)	$(3)	$112,474
Recognition of stock-based compensation	—	—	1,464	—	—	1,464
Exercise of stock options	12,796	—	22	—	—	22
Net loss	—	—	—	(11,051)	—	(11,051)
September 30, 2021	91,609,165	$916	$1,180,701	$(1,078,705)	$(3)	$102,909

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(45,343)	$(31,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	141	120
Non-cash lease expense	840	616
Stock-based compensation expense	5,008	3,838
Non-cash imputed interest expense related to the sale of future royalties	28	9
Net amortization of premiums and discounts on marketable securities	651	1,013
Gain on forgiveness of PPP Loan	—	(890)
Changes in operating assets and liabilities:
Accounts receivable	338	84
Prepaid expenses and other current assets	(875)	(1,870)
Other assets	(2,022)	—
Accounts payable and accrued and other liabilities	(187)	1,025
Operating lease liability	(648)	(1,577)
Total adjustments	3,274	2,368
Net cash used in operating activities	(42,069)	(29,448)
Cash flows from investing activities:
Purchase of investments	(49,419)	(70,977)
Sales and maturities of investments	79,395	26,605
Purchase of property and equipment	(416)	—
Net cash provided by (used in) investing activities	29,560	(44,372)
Cash flows from financing activities:
Proceeds from issuance of common stock associated with 2021 Sales Agreement, net of issuance costs	5,663	—
Proceeds from issuance of common stock under the Company's share-based compensation plan	149	217
Payment of liability of future royalties, net of imputed interest	(3,557)	(3,077)
Net cash provided by (used in) financing activities	2,255	(2,860)
Net decrease in cash and cash equivalents and restricted cash	(10,254)	(76,680)
Cash and cash equivalents and restricted cash, beginning of period	40,740	130,426
Cash and cash equivalents and restricted cash, end of period	$30,486	$53,746
Supplemental cash flow data:
Issuance costs in accrued expenses and accounts payable	$69	$—
Cash paid for interest	$3,093	$3,357
Decrease in right-of-use assets and operating lease liabilities resulting from lease modification	$(191)	$—

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
The Company conducts its research and development programs both internally and through strategic collaborations. The Company has prioritized its lead clinical stage drug candidate emavusertib, previously CA-4948, an orally available small molecule inhibitor of Interleukin-1 receptor associated kinase 4 (“IRAK4”).
On November 9, 2022, the Company announced that to further advance the development of emavusertib, the Company is concentrating its resources to focus on and accelerate emavusertib. Resources will be reallocated to the emavusertib programs and resources dedicated to all other pipeline programs will be reduced. Deprioritization of other programs will enable a reduction of approximately 30% of the Company’s workforce. The Company’s deprioritized programs include: CI-8993, a monoclonal antibody designed to antagonize the V-domain Ig suppressor of T cell activation (“VISTA”) signaling pathway; fimepinostat, a small molecule that potently inhibits the activity of histone deacetylase and phosphotidyl-inositol 3 kinase enzymes; and CA-170, a small molecule antagonist of VISTA and PDL1. The Company's pre-clinical development candidates include CA-327, an orally available small molecule antagonist of PDL1 and TIM3.
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

The Company is subject to risks common to companies in the biotechnology industry as well as risks that are specific to the Company’s business, including, but not limited to: the Company’s ability to obtain adequate financing to fund its operations; the Company’s ability to advance and expand its research and development programs; the Company’s ability to execute on its overall business strategies; the Company’s ability to obtain and maintain necessary intellectual property protection; development by the Company’s competitors of new or better technological innovations; the Company’s ability to comply with regulatory requirements; the Company's ability to obtain and maintain applicable regulatory approvals and commercialize any approved product candidates; the impacts of the COVID-19 pandemic and responsive actions related thereto; the Company’s reliance on Roche and Genentech to successfully commercialize Erivedge in the approved indication of advanced BCC and to progress its clinical development in indications other than BCC; the ability of the Company and its wholly owned subsidiary, Curis Royalty, LLC (“Curis Royalty”) to satisfy the terms of the royalty interest purchase agreement (the “Oberland Purchase Agreement”) with TPC Investments I LP and TPC Investments II LP ("the Purchasers"), each of which is a Delaware limited partnership managed by Oberland Capital Management, LLC, and Lind SA LLC ("the Agent"), a Delaware limited liability company managed by Oberland Capital Management, LLC, as collateral agent for the Purchasers; and the Company’s ability to maintain its listing on the Nasdaq Global Stock Market.
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
The Company will require substantial funds to maintain research and development programs and support operations. The Company has incurred net losses and negative cash flows from operations since its inception. As of September 30, 2022, the Company had an accumulated deficit of $1.1 billion, and for the nine months ended September 30, 2022, the Company incurred a net loss of $45.3 million and used $42.1 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company anticipates that its $98.7 million of existing cash, cash equivalents and investments at September 30, 2022 will be sufficient to fund operations for at least 12 months from the date of filing this Quarterly Report on Form 10-Q.
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
2.     Summary of Significant Accounting Policies
(a)Basis of Presentation and Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the U.S. (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (“SEC”) on February 24, 2022.
In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at September 30, 2022; the results of operations for the three and nine-month periods ended September 30, 2022 and 2021; stockholders' equity for the three and nine-month periods ended September 30, 2022 and 2021; and the cash flows for the nine-month periods ended September 30, 2022 and 2021. The Condensed Consolidated Balance Sheet at December 31, 2021 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
The Company classified $0.6 million and $0.7 million of its cash as restricted cash as of September 30, 2022 and December 31, 2021, respectively. This amount represents the security deposit on the Company's Massachusetts headquarters.
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
(e)Other Assets
Other assets consist of long-term prepayments and deposits.
(f)Revenue Recognition
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
Contingent Research Milestone Payments
Accounting Standards Codification ("ASC") 606 constrains the amount of variable consideration included in the transaction price in either all, a portion, or none of an amount of variable consideration should be included in the transaction price. The variable consideration amount should be included only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The assessment of whether variable consideration should be constrained is largely a qualitative one that has two elements: the likelihood of a change in estimate, and the magnitude thereof. Variable consideration is not constrained if the potential reversal of cumulative revenue recognized is not significant, for example.
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

Royalty Revenue
The Company recognizes royalty revenues related to Genentech’s and Roche’s sales of Erivedge. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and where the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company expects to continue recognizing royalty revenue from Genentech’s sales of Erivedge in the U.S. and in other markets where Genentech and Roche successfully obtain marketing approval, if any (see Note 9, Research and Development Collaborations). However, a substantial portion of potential Erivedge royalties will be paid to the Purchasers pursuant to the Oberland Purchase Agreement (see Note 8, Liability Related to the Sale of Future Royalties).
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
Summary
During each of the three and nine months ended September 30, 2022, 100% of the Company's total gross revenues were derived from the Company’s collaboration with Genentech. During each of the three and nine months ended September 30, 2021, 99% of the Company's total gross revenues were derived from the Company’s collaboration with Genentech.
(g)Segment Reporting
The Company operates in a single reportable segment, which is the research and development of innovative cancer therapies.
(h)New Accounting Pronouncements
The Company considers the applicability and impact of any recent Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). Based on the assessment, the ASUs were determined to be either not applicable or are expected to have minimal impact on the Company's condensed consolidated financial statements.
3.     Fair Value of Financial Instruments
The Company has adopted the provisions of the FASB Codification Topic 820, Fair Value Measurements and Disclosures (“Topic 820”) for its financial assets and liabilities that are re-measured and reported at fair value each reporting period and the non-financial assets and liabilities that are re-measured and reported at fair value on a non-recurring basis. Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. Topic 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. Financial assets and liabilities are categorized within the valuation hierarchy based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy are defined as follows:

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

In accordance with the fair value hierarchy, the following table shows the fair value as of September 30, 2022 and December 31, 2021 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value.

(in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2022:
Cash equivalents:
Money market funds	$21,070	$—	$—	$21,070
Short-term investments:
Corporate debt securities and commercial paper	—	43,162	—	43,162
U.S. treasury securities and government agency obligations	—	25,676	—	25,676
Total	$21,070	$68,838	$—	$89,908

(in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2021:
Cash equivalents:
Money market funds	$33,944	$—	$—	$33,944
Short-term investments:
Corporate debt securities and commercial paper	—	75,870	—	75,870
Long-term investments:
Corporate debt securities and commercial paper	—	15,964	—	15,964
U.S. treasury securities and government agency obligations	—	8,000	—	8,000
Total	$33,944	$99,834	$—	$133,778
4.     Investments
The amortized cost, including interest receivable, unrealized gains and losses and fair value of investments available-for-sale as of September 30, 2022 are as follows:

(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
Corporate debt securities and commercial paper	$43,318	$—	$(156)	$43,162
U.S. treasury securities and government agency obligations	25,999	—	(323)	25,676
Total investments	$69,317	$—	$(479)	$68,838
Short-term investments have maturities ranging from one to twelve months with a weighted-average maturity of 0.4 years at September 30, 2022.
The amortized cost, including interest receivable, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2021 are as follows:

(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
Corporate debt securities and commercial paper	$75,896	$—	$(26)	$75,870
Long-term investments:
US government obligations	16,024	—	(60)	15,964
Corporate debt securities and commercial paper	8,023	—	(23)	8,000
Total investments	$99,943	$—	$(109)	$99,834

Short-term investments have maturities ranging from one to twelve months with a weighted-average maturity of 0.4 years at December 31, 2021. The weighted average maturity of long-term investments was 1.2 years at December 31, 2021.
No credit losses on available-for-sale securities were recognized during the three and nine months ended September 30, 2022 or September 30, 2021. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.
The aggregate fair value of available-for-sale investments in a continuous unrealized loss position for 12 months or longer as of September 30, 2022 was $18.5 million. As of December 31, 2021, the Company held no investments that have been in a continuous unrealized loss position for 12 months or longer.
5.     Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Compensation and related costs	$4,000	$3,260
R&D related costs	1,997	644
Professional and legal fees	795	2,232
Other	91	203
Total	$6,883	$6,339
6.     Debt
In April 2020, the Company entered into a promissory note evidencing an unsecured $0.9 million loan (the “PPP Loan”) under the Paycheck Protection Program (“PPP”), of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) as administered by the U.S. Small Business Administration (the "SBA"). The PPP Loan was made by Silicon Valley Bank and had a term of 24-months and an interest rate of 1%. Under the terms of the CARES Act and the Paycheck Protection Program Flexibility Act of 2020, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The Company applied for such forgiveness in 2020 and received notification in June 2021 that the SBA had forgiven the PPP Loan in full, including interest accrued on the PPP Loan. The Company recorded a gain of $0.9 million to Other income (expense), net for extinguishment of the debt during the nine months ended September 30, 2021.
7.     Lease
The Company has a single lease for real estate, including laboratory and office space, and certain equipment. The lease at 128 Spring Street in Lexington, Massachusetts commenced on May 1, 2020 which is the date when the property became available for use to the Company.
In January 2022, the Company amended its lease agreement at 128 Spring Street ("Lease Amendment"). The Lease Amendment added approximately 9,340 square feet to the existing space for $30 per square foot, or $0.3 million per year in base rent subject to annual rent increases. Rent for the additional space is paid on a “gross amount” basis and the Company is not obligated to reimburse the landlord for taxes or operating expenses on the additional space. Payments under the Lease Amendment commenced when the Company took possession of the space during the second quarter of 2022. The Lease Amendment expires December 31, 2025. In addition, the Lease Amendment provides the Company and the landlord each with an option to terminate the lease agreement early as the original lease term expires on April 30, 2027. The Company's early termination option becomes effective on the lease commencement date of a new lease for larger premises within the landlord’s commercial real estate portfolio (“New Lease”), and the Company may exercise its early termination option by providing the landlord with written notice of such election to terminate the lease agreement concurrently with the execution of the New Lease. The landlord has the option to terminate the lease agreement early by providing written notice to the Company eighteen months prior to December 31, 2025. The Company expects the lease to end as of December 31, 2025.
The Lease Amendment constitutes a modification as it reduces the original lease term and increases the scope of the lease (additional space provided under the Lease Amendment), which requires evaluation of the remeasurement of the lease liability and corresponding right-of-use asset. The additional space did not result in a separate contract as the rent increase was determined not to be commensurate with the standalone price for the additional right of use. Accordingly, the Company reassessed the classification of the lease, and concluded it continues to be an operating lease, and remeasured the lease liability on the basis of the reduced lease term as of the effective date of the modification. The discount rate associated with the Company’s right-of-use asset is 9.95%.
The shortened lease term and resulting remeasurement for the modification resulted in a decrease to the lease liability and the right-of-use asset. The additional space provided under the Lease Amendment and resulting remeasurement for the modification resulted in an increase to the lease liability and the right-of-use asset. During the nine months ended September 30, 2022, the Company recognized a net decrease of $0.2 million to the lease liability and right-of-use asset as a result of the modification.
As of September 30, 2022, the Company had an operating lease liability of $4.2 million and related right-of-use asset of $4.7 million related to its operating lease. As of December 31, 2021, the Company had an operating lease liability of $5.0 million and related right-of-use asset of $5.7 million related to its operating lease.
The Company recorded lease cost of $0.4 million and $0.3 million for the three months ended September 30, 2022 and September 30, 2021, respectively. The Company recorded lease cost of $1.2 million and $1.0 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.
The total cash obligation over the approximately six-year term of this lease is $8.8 million. The Company paid $0.4 million and $1.0 million during the three and nine months ended September 30, 2022, respectively. The Company paid $0.3 and $2.0 million during the three and nine months ended September 30, 2021, respectively. The payments during the nine months ended September 30, 2021 included a payment of $1.1 million for tenant improvements.
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
The Oberland Purchase Agreement provides that after the occurrence of an event of default as defined under the security agreement by Curis Royalty, the Purchasers shall have the option, for a period of 180 days, to require Curis Royalty to repurchase a portion of certain royalty and royalty related payments, excluding a portion of non U.S. royalties retained by Curis Royalty (the “Purchased Receivables”), at a price (the “Put/Call Price”), equal to a percentage, beginning at a low triple digit percentage and increasing over time up to a low mid triple digit percentage of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. The Company concluded the put option is an embedded derivative that requires bifurcation from the deferred royalty obligation and the value of the option is de minimis. Additionally, Curis Royalty shall have the option at any time to repurchase the Purchased Receivables at the Put/Call Price as of the date of such repurchase. No events of default had occurred as of September 30, 2022.
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
The Company determined the fair value of the liability related to the sale of future royalties at the time of the Oberland Purchase Agreement to be $65.0 million, with a current effective annual imputed interest rate of 7.8%. The Company incurred $0.6 million of transaction costs in connection with the agreement. These transaction costs are amortized to imputed interest expense over the estimated term of the Oberland Purchase Agreement. The carrying value of the liability related to the sale of future royalties approximates fair value as of September 30, 2022 and is based on our current estimates of future royalties expected to be paid the Purchasers over the life of the arrangement, which are considered Level 3 inputs.

The following table shows the activity with respect to the liability related to the sale of future royalties during the nine months ended September 30, 2022.

(in thousands)
Carrying value of liability related to the sale of future royalties at January 1, 2022	$53,798
Amortization of capitalized issuance costs	46
Imputed interest expense	3,074
Less: payments to Oberland Capital, LLC	(6,649)
Carrying value of liability related to the sale of future royalties at September 30, 2022	$50,269
9.     Research and Development Collaborations

(a)Genentech
In June 2003, the Company licensed its proprietary Hedgehog pathway antagonist technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the U.S. and by Genentech’s parent company, Roche, in several other countries for the treatment of advanced BCC. Pursuant to the agreement, the Company is eligible to receive up to an aggregate of $115.0 million in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, the Company has received $59.0 million in cash milestone payments as of September 30, 2022.
In addition to these payments and pursuant to the collaboration agreement, the Company is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5%. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances.
The Company recognized $2.8 million and $3.1 million in royalty revenue under the Genentech collaboration during the three months ended September 30, 2022 and 2021, respectively. The Company recognized $7.4 million and $7.6 million in royalty revenue under the Genentech collaboration during the nine months ended September 30, 2022 and 2021, respectively. The Company also recorded cost of royalty revenues within the costs and expenses section of its Condensed Consolidated Statements of Operations and Comprehensive Loss of $0.1 million during the three months ended September 30, 2022 and $0.2 million during the three months ended September 30, 2021. The Company recorded $0.2 million of costs of royalty revenues during the nine months ended September 30, 2022 and $0.4 million during the nine months ended September 30, 2021. Cost of royalty revenues is comprised of amounts due to third-party university patent licensors in connection with Genentech and Roche's Erivedge net sales.
The Company recorded receivables from Genentech under this collaboration for Erivedge royalties earned during the period. The receivable recorded in the Company's current assets section of its Condensed Consolidated Balance Sheets amounted to $2.9 million as of September 30, 2022 and $3.2 million as of December 31, 2021.
As previously discussed in Note 8, Liability Related to the Sale of Future Royalties, a substantial portion of royalty revenues received from Genentech on net sales of Erivedge will be paid to the Purchasers pursuant to the Oberland Purchase Agreement.
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

As of September 30, 2022, the Company has exercised its option to license the following four programs under the collaboration:
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
In addition to the collaboration agreement, the Company has entered into a master development and manufacturing agreement with Aurigene for the supply of drug substance and drug product. Under this agreement, the Company incurred less than $0.1 million in research and development expense during the three and nine months ended September 30, 2022. The Company incurred $0.5 million in research and development expense during the three months ended September 30, 2021 and $1.2 million during the nine months ended September 30, 2021 associated with this agreement. The Company recorded no prepaid expenses and less than $0.1 million in accrued expenses associated with this agreement as of September 30, 2022. The Company recorded no prepaid expenses and no accrued expenses associated with this agreement as of December 31, 2021.
(c)ImmuNext
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
(b)2021 Sales Agreement with Cantor Fitzgerald & Co. and JonesTrading Institutional Services LLC
In March 2021, the Company entered into a sales agreement (the “2021 Sales Agreement”) with Cantor Fitzgerald & Co., or Cantor, and JonesTrading Institutional Services LLC, or JonesTrading, to sell from time to time up to $100.0 million of the Company’s common stock through an “at the market offering” program under which Cantor and JonesTrading act as sales agents. Subject to the terms and conditions of the 2021 Sales Agreement, Cantor and JonesTrading can sell the common stock by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).
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
The Company sold 4,583,695 shares of common stock under the 2021 Sales Agreement during the three and nine months ended September 30, 2022, representing gross proceeds of $6.3 million. As of September 30, 2022, $93.7 million remained available for sale under the 2021 Sales Agreement.
(c)Aspire Capital Fund LLC
In February 2020, the Company entered into a common stock purchase agreement (the “Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) for the sale of up to $30.0 million of the Company's common stock. During 2020, the Company issued 7,990,516 shares of the Company’s common stock to Aspire Capital for aggregate proceeds of $8.4 million. As of December 31, 2021, a total of $21.6 million remained available under the Agreement. The Company did not sell shares of common stock under the Agreement during the three and nine months ended September 30, 2022 and September 30, 2021. The Agreement expired in August 2022.
The Company also entered into a Registration Rights Agreement with Aspire Capital in connection with its entry into the Agreement, which also expired in August 2022.
11.     Stock Plans and Stock-Based Compensation
As of September 30, 2022, the Company had two shareholder-approved, stock-based compensation plans: (i) the Amended and Restated 2010 Employee Stock Purchase Plan (“ESPP”), adopted by the Board of Directors in April 2017 and approved by shareholders in June 2017, and (ii) the Fourth Amended and Restated 2010 Stock Incentive Plan (“2010 Plan”). New employees are typically issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan.
The Fourth Amended and Restated 2010 Stock Incentive Plan

The 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s Board of Directors. In May 2021, the Company's shareholders approved the Company's Fourth Amended and Restated 2010 Stock Incentive Plan to reserve an additional 11,000,000 shares of common stock for issuance under the 2010 Plan. The Company can issue up to 23,190,000 shares of its common stock pursuant to awards granted under the 2010 Plan. Options become exercisable as determined by the Board of Directors and expire up to ten years from the date of grant. The 2010 Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights (“SARs”), will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3 shares per share under the award to be removed from the available share pool. As of September 30, 2022, the Company has only granted options to purchase shares of the Company’s common stock with an exercise price equal to the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date. As of September 30, 2022, 9,980,365 shares remained available for grant under the 2010 Plan.
Stock Options
During the nine months ended September 30, 2022, the Company’s board of directors granted options to purchase 3,663,800 shares of the Company’s common stock to the officers and employees of the Company under the 2010 Plan. Shares granted to officers and employees vest as to 25% of the shares underlying the award on the first anniversary of the grant date and as to an additional 6.25% of the shares underlying the award at the end of each subsequent quarter, based upon continued employment over a four year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the Nasdaq Global Market on the grant date.
During the nine months ended September 30, 2022, the Company’s board of directors granted options to its non-employee directors to purchase 425,000 shares of common stock under the 2010 Plan, which will vest and become exercisable one year from the grant date. In addition, during the nine months ended September 30, 2022, the Company's board of directors issued options to newly-hired employees as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan to purchase 2,019,300 shares of common stock. These options will vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option on each successive three-month period thereafter. All option awards are exercisable at a price equal to the closing price of the Company’s common stock on the Nasdaq Global Market on the grant dates.
A summary of stock option activity under the 2010 Plan and inducement awards are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2021	10,363,769	$3.80	7.41
Granted	6,108,100	2.66
Exercised	—	—
Canceled/Forfeited	(785,413)	5.74
Outstanding, September 30, 2022	15,686,456	$3.26	7.66	$2
Exercisable at September 30, 2022	7,846,344	$3.30	6.37	$1
Vested and unvested expected to vest at September 30, 2022	10,242,332	$3.61	8.19	$1

The weighted average grant date fair values of the stock options granted during the nine months ended September 30, 2022 and 2021 were $2.18 and $9.21, respectively, and were calculated using the following estimated assumptions:

	Nine Months Ended September 30,
	2022	2021
Expected term (years)	5.5	5.5
Risk free interest rate	1.4-2.9%	0.4-1.4%
Expected Volatility	110%-114%	109%
Expected Dividends	None	None
As of September 30, 2022, there was approximately $9.3 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, net of the impact of estimated forfeitures that is expected to be recognized as expense over a weighted average period of 3.30 years. There were no employee stock options exercised during the nine months ended September 30, 2022. The intrinsic value of employee stock options exercised during the nine months ended September 30, 2021 was $0.5 million.
Restricted Stock Awards
The following table presents a summary of unvested restricted stock awards (“RSAs”) under the 2010 Plan as of September 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2021	10,312	$3.45
Awarded	—	—
Vested	(10,312)	3.45
Forfeited	—	—
Unvested, September 30, 2022	—	$—
As of September 30, 2022, there were no outstanding RSAs.
Amended and Restated 2010 Employee Stock Purchase Plan
The Company has reserved 2,000,000 shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning of the enrollment period or ending date of the purchase period within a two-year enrollment period, as defined. The Company has four six-month purchase periods per each two-year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two-year enrollment resets at the new lower stock price. This aspect of the plan was amended in 2017. Prior to 2017, the plan included two six-month purchase periods per year with no defined enrollment period. During the three months ended September 30, 2022 no shares were issued under the ESPP and during the nine months ended September 30, 2022, 169,296 shares were issued under the ESPP. As of September 30, 2022, there were 1,384,234 shares available for future purchase under the ESPP.
ESPP compensation expense for the three and nine months ended September 30, 2022 and 2021 was insignificant.
Total Stock-Based Compensation Expense
For the three and nine months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense to the following line items in its costs and expenses section of the Condensed Consolidated Statements of Operations and Comprehensive Loss, including expense related to its ESPP:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Research and development expenses	$505	$553	$2,084	$1,331
General and administrative expenses	819	911	2,924	2,507
Total stock-based compensation expense	$1,324	$1,464	$5,008	$3,838

12.     Loss Per Common Share
Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three and nine months ended September 30, 2022 and 2021, because the effect of the potential common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist of stock options outstanding of 15,686,456 and 10,298,279 as of September 30, 2022 and 2021, respectively.
13.     Subsequent Event
In connection with the Company’s 30% reduction in workforce, it expects to incur approximately $1.2 million in separation related costs.
Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements, based on current expectations and related to future events and our future financial and operational performance, that involve risks and uncertainties. You should review the discussion above under the heading “Risk Factor Summary” and the risk factors detailed further in Item 1A, "Risk Factors" of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 and those included under Part II Item 1A of this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used throughout this report, the terms “the Company,” “we,” “us,” and “our” refer to the business of Curis, Inc. and its wholly owned subsidiaries, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc.
Overview
We are a biotechnology company focused on the development of first-in-class and innovative therapeutics for the treatment of cancer.
On November 9, 2022, we announced that to further advance the development of emavusertib, we are concentrating our resources to focus on and accelerate emavusertib. Resources will be reallocated to the emavusertib programs and resources dedicated to all other pipeline programs will be reduced. Deprioritization of other programs will enable a reduction of approximately 30% of our workforce and is expected to extend our cash runway into 2025.
We conduct our research and development programs both internally and through strategic collaborations. Our lead clinical stage drug candidate is emavusertib, previously CA-4948, an orally available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4, or IRAK4, is currently undergoing testing in a Phase 1/2 open-label, single arm dose escalating and expansion trial in patients with relapsed or refractory, or R/R, acute myeloid leukemia, or AML, and high risk myelodysplastic syndromes, or MDS, also known as the TakeAim Leukemia Phase 1/2 study. The study was amended in April 2021 to include dose escalation cohorts of emavusertib (CA-4948) in combination with azacitidine or venetoclax. In April 2021, emavusertib (CA-4948) was granted Orphan Drug Designation for the treatment of R/R AML and high risk MDS by the U.S. Food and Drug Administration, or FDA. In June 2022, we presented updated preliminary clinical data for patients from the TakeAim Leukemia Phase 1/2 study.
We are also conducting a separate Phase 1/2 open-label dose escalating clinical trial in patients with relapsed or refractory hematologic malignancies, such as non-Hodgkin lymphomas, or NHL, including those with Myeloid Differentiation Primary Response Protein 88, or MYD88, alterations, also known as the TakeAim Lymphoma Phase 1/2 study. The trial was amended to include a combination study of emavusertib (CA-4948) and ibrutinib, a BTK inhibitor, in patients with NHL for which we enrolled the first patient in February 2021. In June 2022, we provided initial preliminary clinical data for patients in the combination portion of the TakeAim Lymphoma Phase 1/2 study.
In April 2022, the FDA placed partial clinical holds on our TakeAim Leukemia Phase 1/2 study and TakeAim Lymphoma Phase 1/2 study after we reported the death of a patient with R/R AML in the TakeAim Leukemia Phase 1/2 study. On August 18, 2022, we announced that the FDA had lifted the partial clinical hold on the TakeAim Lymphoma Phase 1/2 study. The partial clinical hold was lifted following agreement with the FDA on our strategy for rhabdomyolysis identification and management, as well as on the enrollment of at least nine additional patients at the 200 mg dose level of emavusertib (CA-4948) in combination with ibrutinib. On August 30, 2022, we announced that the FDA had notified us that we could resume enrollment of additional patients in the monotherapy dose finding phase (Phase 1a) of the TakeAim Leukemia Phase 1/2 study, in which we have agreed to enroll at least nine additional patients at the 200mg dose level. The partial clinical hold remains in place for the monotherapy expansion phase (Phase 2a) and the combination therapy phase (Phase 1b) of emavusertib (CA-4948) with azacitidine or venetoclax of the study until Phase 1a is complete and the FDA approves proceeding to the next phases of the study.
Our pipeline also includes several compounds, which have been deprioritized following the Company's determination to focus on emavusertib (CA-4948):
•CI-8993, a monoclonal antibody designed to antagonize the V-domain Ig suppressor of T cell activation, or VISTA, signaling pathway. In June 2020, we announced that the FDA had cleared our Investigational New Drug, or IND, application for CI-8993. In September 2020, we began enrollment in our Phase 1 trial of CI-8993 in patients with R/R solid tumors. We have an option to license CI-8993 from ImmuNext, Inc., or ImmuNext. In January 2022, we provided initial safety, pharmacokinetic and pharmacodynamic data from the Phase 1 study in patients with R/R solid tumors. To date, we have escalated the dose of CI-8993 to 1mg/kg in our Phase 1 study and have not yet reached the maximum tolerated dose. With this deprioritization, we will continue dosing and monitoring existing patients within the study. We will also continue evaluating future studies for CI-8993.
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
In January 2015, we entered into an exclusive collaboration agreement focused on immuno-oncology and selected precision oncology targets with Aurigene Discovery Technologies Limited, or Aurigene, which was amended in September 2016 and February 2020. As of September 30, 2022, we have licensed four programs under the Aurigene collaboration:

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
Based on our clinical development plans for our pipeline, we intend to predominantly focus our available resources in the near term on the continued development of emavusertib (CA-4948) in collaboration with Aurigene, subject to resolution of the continuing partial clinical hold imposed by the FDA on the monotherapy expansion phase (Phase 2a) and the combination therapy phase (Phase 1b) of our TakeAim Leukemia Phase 1/2 trial.

Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, debt financings and the monetization of certain royalty rights. We have never been profitable on an annual basis and had an accumulated deficit of $1.1 billion as of September 30, 2022. For the nine months ended September 30, 2022, we incurred a net loss of $45.3 million and used $42.1 million of cash in operations.
On November 9, 2022, we announced that to further advance the development of emavusertib, we are concentrating our resources to focus on and accelerate emavusertib. Resources will be reallocated to the emavusertib programs and resources dedicated to all other pipeline programs will be reduced. Deprioritization of other programs will enable a reduction of approximately 30% of our workforce and is expected to extend our cash runway into 2025.
We expect to continue to generate operating losses in the foreseeable future. We anticipate that our $98.7 million of cash, cash equivalents and investments as of September 30, 2022 should enable us to maintain our planned operations for the next 12 months and into 2025. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
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
Key Drivers
We believe that near term key drivers to our success will include:
•our ability to successfully resolve the continuing partial clinical hold imposed by the FDA on the monotherapy expansion phase (Phase 2a) and the combination therapy phase (Phase 1b) of the TakeAim Leukemia Phase 1/2 trial;
•our ability to focus and successfully plan, finance and complete current and planned clinical trials for emavusertib (CA-4948), subject to resolution of the continuing partial clinical hold imposed by the FDA on the monotherapy expansion phase (Phase 2a) and the combination therapy phase (Phase 1b) of the TakeAim Leukemia Phase 1/2 trial, as well as for such clinical trials to generate favorable data; and
•our ability to raise additional financing, when required, to fund operations.
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

We have enrolled, and will seek to enroll, cancer patients in clinical trials at sites located both in the United States and internationally. Many of our clinical trial sites have imposed restrictions as a result of the COVID-19 pandemic, which have had and may continue to have a negative impact on our ability to conduct our clinical trials. We have encountered and may continue to face difficulties recruiting and retaining patients in our ongoing and planned clinical trials to the extent patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the pandemic. In addition, we do not currently know the duration or to what degree medical facilities, including our clinical trial sites, will continue to be impacted by the pandemic. For example, all of our clinical trial sites for our TakeAim Lymphoma Phase 1/2 study are at large academic research hospitals that have imposed restrictions on entry which have in some instances prohibited, and in other instances may potentially prohibit in the future, clinical trial monitors and patients from entering the trial sites. We are actively working with our clinical trial sites to follow FDA guidelines for conducting clinical trials during the COVID-19 pandemic, including performing remote monitoring to the extent possible and arranging for the shipment of medicine directly from the clinical trial site to patients who are enrolled in our trials, if required; however, there is no assurance such arrangements will be successful. As a result, enrollment in our TakeAim Lymphoma Phase 1/2 study was delayed and may continue to be delayed and patients enrolled in the trial may cease treatment due to the restrictions described above or fear of visiting or inability to visit our trial sites. As a result, enrollment in this trial has been slower than expected and the timeline of this trial was delayed, and in the future may be delayed. In addition, in July 2020, we commenced enrollment in our TakeAim Leukemia Phase 1/2 study, for which the monotherapy expansion phase (Phase 2a) and the combination therapy phase (Phase 1b) continue to be subject to a partial clinical hold. Clinical trial sites for this study have also imposed and may continue to impose restrictions similar to those described above. As a result, we may not be able to enroll this trial on our planned timeline, which would cause a further delay in the overall timeline for this trial. Similarly, enrollment in and the overall timeline of our combination study of emavusertib (CA-4948) and ibrutinib, for which we commenced enrollment in February 2021, and our Phase 1 clinical trial for CI-8993, for which we commenced enrollment in September 2020, have been delayed and may continue to be delayed due to the factors discussed above. To the extent clinical trial sites are slowed down or closed to enrollment in our ongoing and planned clinical trials, this could also have a material adverse impact on our clinical trial plans and timelines. These restrictions may also impact our ability to collect patient data in a timely fashion. In addition, we do not know whether and to what extent potential exposure to COVID-19 of patients in our clinical trials could impact the efficacy of emavusertib (CA-4948) or CI-8993. The response to the COVID-19 pandemic may redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals. In addition, we may face impediments to regulatory meetings and approvals relating to our clinical trials due to measures intended to limit in-person interactions.
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
Revenue. We do not expect to generate any revenues from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including royalty payments. Since the first quarter of 2012, we have recognized royalty revenues related to Genentech’s sales of Erivedge and we expect to continue to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. However, a substantial portion of our royalty and royalty-related revenues under our collaboration with Genentech will be paid to the Purchasers, pursuant to the Oberland Purchase Agreement. The Oberland Purchase Agreement will terminate upon the earlier to occur of (i) the date on which Curis Royalty’s rights to receive the Purchased Receivables owed by Genentech under the Genentech collaboration agreement have terminated in their entirety and (ii) the date on which payment in full of the put/call price is received by the Purchasers pursuant to the Purchasers’ exercise of their put option or Curis Royalty’s exercise of its call right. For additional information regarding the terms and termination provisions of this agreement, see Note 8, Liability Related to the Sale of Future Royalties, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
Cost of Royalty Revenues. Cost of royalty revenues consists of all expenses incurred that are associated with royalty revenues that we record as revenues in our Condensed Consolidated Statements of Operations and Comprehensive Loss. These costs consist of payments we are obligated to make to university licensors on royalties that Curis Royalty receives from Genentech on net sales of Erivedge for a period of 10 years from the first commercial sale of Erivedge on a country-by-country basis. The first commercial sale of Erivedge occurred in February 2012 in the U.S. During the nine months ended September 30, 2022, our obligation to one of the licensors expired for sales in the U.S. and expired entirely for the other licensor.
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we conduct our TakeAim Leukemia and TakeAim Lymphoma clinical trials of emavusertib (CA-4948); prepare regulatory filings for our product candidates; continue to develop additional product candidates; and potentially advance our product candidates into later stages of clinical development.
The successful development and commercialization of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:
•our ability to successfully resolve the continuing partial clinical hold imposed by the FDA on the monotherapy expansion phase (Phase 2a) and the combination therapy phase (Phase 1b) of our TakeAim Leukemia Phase 1/2 trial;
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
Any changes in the outcome of any of these variables with respect to the development of our product candidates could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA does not lift the continuing partial clinical hold on the monotherapy expansion phase (Phase 2a) and the combination therapy phase (Phase 1b) of our TakeAim Leukemia Phase 1/2 trial, if the FDA or another regulatory authority otherwise delays our clinical trials or requires us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time to complete clinical development of that product candidate. We may never obtain regulatory approval for any of our product candidates. If we do obtain regulatory approval for our product candidates, drug commercialization will take several years and millions of dollars in development costs.
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
During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 24, 2022.
Results of Operations
Three and Nine Months Ended September 30, 2022 and September 30, 2021

The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		Percentage Increase (Decrease)	For the Nine Months Ended September 30,		Percentage Increase (Decrease)
	2022	2021		2022	2021
	(in thousands)			(in thousands)
Revenues, net:	$2,825	$3,039	(7)%	$7,275	$7,514	(3)%
Costs and expenses:
Cost of royalty revenues	62	151	(59)%	186	376	(51)%
Research and development	10,813	8,602	26%	34,571	24,112	43%
General and administrative	4,556	4,334	5%	15,318	12,524	22%
Other expense	688	1,003	(31)%	2,543	2,318	10%
Net loss	$(13,294)	$(11,051)	20%	$(45,343)	$(31,816)	43%

Revenues. Total revenues are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase (Decrease)	For the Nine Months Ended September 30,		Percentage Increase (Decrease)
	2022	2021		2022	2021
	(in thousands)			(in thousands)
Revenues, net:
Royalties	$2,843	$3,058	(7)%	$7,377	$7,593	(3)%
Other revenue	—	—	N/A	—	1	(100)%
Contra revenue, net	(18)	(19)	(5)%	(102)	(80)	28%
Total revenues, net	$2,825	$3,039	(7)%	$7,275	$7,514	(3)%

Revenues, net of $2.8 million decreased by 7% for the three months ended September 30, 2022 as compared to the same period in 2021. The decrease is driven by decreased net sales of Erivedge during the current year period as compared to the prior year period.

Revenues, net of $7.3 million decreased by 3% for the nine months ended September 30, 2022 as compared to the same period in 2021. The decrease is driven by decreased net sales of Erivedge during the current year period as compared to the prior year period.
Cost of Royalty Revenues. Cost of royalty revenues is comprised of amounts due to third-party university patent licensors in connection with Genentech and Roche's Erivedge net sales. Cost of royalty revenues decreased by 59% for the three months ended September 30, 2022 and 51% for the nine months ended September 30, 2022 as compared to the same periods in 2021, primarily as a result of the expiration of obligations to third-party university patent licensors for sales in the U.S.
Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase (Decrease)	For the Nine Months Ended September 30,		Percentage Increase (Decrease)
	2022	2021		2022	2021
	(in thousands)			(in thousands)
Direct research and development expenses	$4,976	$4,440	12%	$16,719	$14,181	18%
Personnel	4,774	3,119	53%	13,816	7,192	92%
Stock-based compensation	505	553	(9)%	2,084	1,331	57%
Facilities, depreciation and other expenses	558	490	14%	1,952	1,408	39%
Total research and development expenses	$10,813	$8,602	26%	$34,571	$24,112	43%

Research and development expenses were $10.8 million for the three months ended September 30, 2022 as compared to $8.6 million in the same period in 2021, an increase of approximately $2.2 million, or 26%. Direct research and development expenses increased by $0.5 million for the three months ended September 30, 2022 as compared to the same period in 2021. The increase in direct research and development expenses for the quarter is primarily attributable to increased consulting costs, partially offset by decreased manufacturing and clinical development costs. Additionally, personnel related costs increased by $1.7 million, primarily as a result of additional headcount.

Research and development expenses were $34.6 million for the nine months ended September 30, 2022 as compared to $24.1 million in the same period in 2021, an increase of approximately $10.5 million, or 43%. Direct research and development expenses increased by $2.5 million for the nine months ended September 30, 2022 as compared to the same period in 2021, primarily attributable to increased consulting, manufacturing and clinical development costs. Additionally, personnel related costs increased by $6.6 million and stock compensation increased by $0.8 million, primarily as a result of additional headcount.

We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance our programs, including clinical and preclinical development costs, manufacturing, and payments to our collaborators and/or licensors.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase (Decrease)	For the Nine Months Ended September 30,		Percentage Increase (Decrease)
	2022	2021		2022	2021
	(in thousands)			(in thousands)
Personnel	$1,537	$1,472	4%	$5,258	$3,986	32%
Stock-based compensation	819	910	(10)%	2,924	2,507	17%
Legal services	393	399	(2)%	1,934	1,832	6%
Professional and consulting services	785	790	(1)%	2,157	2,298	(6)%
Insurance costs	319	317	1%	1,123	620	81%
Facilities and depreciation	205	154	33%	605	453	34%
Other general and administrative expenses	498	292	71%	1,317	828	59%
Total general and administrative expenses	$4,556	$4,334	5%	$15,318	$12,524	22%
General and administrative expenses were $4.6 million for the three months ended September 30, 2022, as compared to $4.3 million in the same period in 2021, an increase of $0.2 million, or 5%. The increase in general and administrative expenses was primarily due to timing of costs during the three months ended September 30, 2022.
General and administrative expenses were $15.3 million for the nine months ended September 30, 2022, as compared to $12.5 million in the same period in 2021, an increase of $2.8 million, or 22%. The increase in general and administrative expenses was driven primarily by higher costs for personnel, stock-based compensation, and insurance during the nine months ended September 30, 2022.
Other Expense. Other expense decreased by $0.3 million, or 31% for the three months ended September 30, 2022 as compared to the same period in 2021. Other expense for the three months ended September 30, 2022 and September 30, 2021 primarily consisted of imputed interest expense related to future royalty payments, partially offset by interest income.
Other expense increased by $0.2 million, or 10% for the nine months ended September 30, 2022 as compared to the same period in 2021 primarily due to the forgiveness of the PPP Loan (as defined below) during the 2021 period. See "Liquidity and Capital Resources - Debt Financing" for further discussion. The remaining Other expense for the nine months ended September 30, 2022 and September 30, 2021 primarily consisted of imputed interest expense related to future royalty payments, partially offset by interest income.
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
On November 9, 2022, we announced that to further advance the development of emavusertib, we are concentrating our resources to focus on and accelerate emavusertib. Resources will be reallocated to the emavusertib programs and resources dedicated to all other pipeline programs will be reduced. Deprioritization of other programs will enable a reduction of approximately 30% of our workforce and is expected to extend our cash runway into 2025.
At September 30, 2022, our principal sources of liquidity consisted of cash, cash equivalents and investments of $98.7 million, excluding our restricted cash of $0.6 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase. Our short-term investments primarily include U.S. Treasury securities, U.S. agency bonds, commercial paper and corporate debt securities. We maintain cash balances with financial institutions in excess of insured limits.
Equity Offerings
In March 2021, we entered into a Sales Agreement, or the 2021 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, and JonesTrading Institutional Services LLC, or JonesTrading, to sell from time to time up to $100.0 million of our common stock through an “at the market offering” program under which Cantor and JonesTrading act as sales agents. Any sales under the 2021 Sales Agreement will be made pursuant to our shelf registration statement on Form S-3 (File No 333-254362), which became effective on April 14, 2022. We sold 4,583,695 shares of our common stock under the 2021 Sales Agreement during the three and nine months ended September 30, 2022, representing gross proceeds of $6.3 million. As of September 30, 2022, $93.7 million remained available for sale under the 2021 Sales Agreement.
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
Milestone Payments and Monetization of Royalty Rights
We have received aggregate milestone payments totaling $59.0 million under our collaboration with Genentech since 2012. In addition, we began receiving royalty revenues in 2012 in connection with Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. Erivedge royalty revenues received after December 2012 have been used to repay Curis Royalty’s outstanding principal and interest under the loans due to BioPharma-II and HealthCare Royalty. A substantial portion of Erivedge royalty and royalty-related revenue payments will be paid to the Purchasers pursuant to the Oberland Purchase Agreement. We also remain entitled to receive any contingent payments upon achievement of clinical development objectives and royalty payments related to sales of Erivedge pursuant to our collaboration agreement with Genentech and certain contingent payments upon achievement of contractually specified royalty revenue payment amounts related to sales of Erivedge pursuant to the Oberland Purchase Agreement. Upon receipt of any such payments, as well as on royalties received, we are required to make payments to certain university licensors. During the nine months ended September 30, 2022, our obligation to one of the licensors expired for sales in the U.S. and expired entirely for the other licensor.
Cash Flows
Cash flows for operations have primarily been used for salaries and wages for our employees, facility and facility-related costs for our office and laboratory, fees paid in connection with preclinical and clinical studies, laboratory supplies, consulting fees and legal fees. We expect that costs associated with clinical studies will increase in future periods.
Net cash used in operating activities of $42.1 million during the nine months ended September 30, 2022 was primarily the result of our net loss for the period of $45.3 million, offset by non-cash charges consisting of stock-based compensation, non-cash lease expense, depreciation, amortization of premiums and discounts on marketable securities, and non-cash imputed interest totaling $6.7 million. Accounts payable, accrued expenses and operating lease liability decreased by $0.8 million and prepaid expenses and other assets increased by $2.9 million. These changes increased cash utilization. Accounts receivable decreased $0.3 million and reduced cash utilization.
Net cash used in operating activities of $29.4 million during the nine months ended September 30, 2021 was primarily the result of our net loss for the period of $31.8 million, offset by non-cash charges consisting of stock-based compensation, loan forgiveness, amortization of premiums and discounts on marketable securities, non-cash lease expense, depreciation, and non-cash imputed interest totaling $4.7 million. Accounts payable and accrued and other liabilities decreased by $0.6 million and prepaid expenses and other current assets increased by $1.9 million. These changes increased cash utilization. Accounts receivable decreased by $0.1 million and reduced cash utilization. In addition, we recognized a gain of $0.9 million on the forgiveness of the PPP Loan.
We expect to continue to use cash in operations as we seek to advance our drug candidates and our programs under our collaboration agreement with Aurigene. In addition, in the future we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.

Investing activities provided cash of $29.6 million and used cash of $44.4 million for the nine months ended September 30, 2022 and 2021, respectively, resulting primarily from net investment activity from purchases and sales or maturities of investments for the respective periods.
Financing activities provided cash of $2.3 million for the nine months ended September 30, 2022, primarily due to proceeds from the 2021 Sales Agreement offset by the payment of our liability under the Oberland Purchase Agreement. Financing activities used cash of $2.9 million for the nine months ended September 30, 2021 primarily due to the payment of our liability under the Oberland Purchase Agreement.
We have historically derived a portion of our operating cash flow from our receipt of milestone payments under collaboration agreements with third parties. However, we cannot predict whether we will receive additional milestone payments under existing or future collaborations.
Funding Requirements
We have incurred significant losses since our inception. As of September 30, 2022, we had an accumulated deficit of $1.1 billion. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for emavusertib (CA-4948) and CI-8993 as well as development candidates we have and continue to license under our collaborations with Aurigene and ImmuNext. We will require substantial additional capital to fund the further development of our lead asset emavusertib, as well as to fund our general and administrative costs and expenses. Moreover, our agreements with collaborators impose significant potential financial obligations on us. For example, under our collaboration, license and option agreement with Aurigene, we are required to make milestone, royalty and option fee payments for discovery, research and preclinical development programs that will be performed by Aurigene, which impose significant potential financial obligations on us. In addition, if we choose to exercise our option under the option and license agreement with ImmuNext, or the ImmuNext Agreement, we will be required to make milestone, royalty, and option fee payments in connection with the development of CI-8993.
We believe our current operating plan, including the impact of focusing our resources to concentrate on our lead asset emavusertib, as well as our existing cash, cash equivalents and investments of $98.7 million as of September 30, 2022, should enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. If necessary funds are not available, we may have to delay, reduce the scope of, or eliminate some of our development programs, potentially delaying the time to market for, or preventing the marketing of, any of our product candidates, which could adversely affect our business prospects, and we may be unable to continue our operations.
Furthermore, there are a number of factors that may affect our future capital requirements and further accelerate our need for additional working capital, many of which are outside our control, including the following:
•unanticipated costs in our research and development programs, such as costs relating to our efforts to resolve the continuing partial clinical hold imposed by the FDA on the monotherapy expansion phase (Phase 2a) and the combination therapy phase (Phase 1b) of our TakeAim Leukemia Phase 1/2 trial;
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
Contractual Obligations
In January 2022 we entered into an amendment to our lease agreement for laboratory and office space in Lexington, Massachusetts, or the Lease Amendment. The Lease Amendment shortened the remaining lease term, which reduced our future minimum lease payments. It also added approximately 9,340 square feet to the existing space, which increased our cash commitments for rent payments for the additional space. As a result, our remaining obligations decreased by a net amount of $0.2 million. For further information on the Lease Amendment, refer to Note 7, Leases, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1A.    RISK FACTORS
The following information updates, and should be read in conjunction with, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, or the 2021 10-K, which was filed with the SEC on February 24, 2022, as supplemented by the risk factor discussed in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. Any of the risk factors contained in this Quarterly Report on Form 10-Q and the 2021 10-K could materially affect our business, financial condition or future results, and such risk factors may not be the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
The FDA previously placed a partial clinical hold on our TakeAim Leukemia Phase 1/2 trial and our TakeAim Lymphoma Phase 1/2 trial, which remains in effect with respect to the monotherapy expansion phase (Phase 2a) and the combination therapy phase (Phase 1b) of our TakeAim Leukemia Phase 1/2 trial. The continuing partial clinical hold could take considerable time and expense to address and there can be no assurance that the FDA will remove the partial clinical hold in a timely manner, or at all, in which case our business and prospects for development and approval of emavusertib in patients with relapsed or refractory acute myeloid leukemia or high-risk myelodysplastic syndromes would be materially harmed.
In April 2022, following our report of a serious adverse event, the FDA placed partial clinical holds on our TakeAim Leukemia Phase 1/2 trial investigating emavusertib (CA-4948) in patients with relapsed or refractory, or R/R, acute myeloid leukemia, or AML, or high-risk myelodysplastic syndromes, or MDS, and our TakeAim Lymphoma Phase 1/2 trial investigating emavusertib in patients with B-cell malignancies. On August 18, 2022, we announced that the FDA had lifted the partial clinical hold on the TakeAim Lymphoma Phase 1/2 study. The partial clinical hold was lifted following agreement with the FDA on our strategy for rhabdomyolysis identification and management, as well as on the enrollment of at least nine additional patients at the 200 mg dose level of emavusertib (CA-4948) in combination with ibrutinib. On August 30, 2022, we announced that the FDA had notified us that we could resume enrollment of additional patients in the monotherapy dose finding phase (Phase 1a) of the TakeAim Leukemia Phase 1/2 study, in which we have agreed to enroll at least nine additional patients at the 200mg dose level. The partial clinical hold remains in place for the monotherapy expansion phase (Phase 2a) and the combination therapy phase (Phase 1b) of emavusertib (CA-4948) with azacitidine or venetoclax of the study until Phase 1a is complete and the FDA approves proceeding to the next phases of the study.
It may require considerable time and expense to enroll at least nine additional patients and complete Phase 1a of the study, and the partial clinical hold on the monotherapy expansion phase (Phase 2a) and the combination therapy phase (Phase 1b) of our TakeAim Leukemia Phase 1/2 trial may not be lifted in a timely manner, or at all. It is possible that we will be unable to fully address the FDA’s concerns and as a result the partial clinical hold may never be fully lifted. Even if we are able to address the FDA’s concerns, the FDA may make subsequent additional requests that we would need to fulfill prior to the lifting of the partial clinical hold, which could include making material changes to our trial protocols or proposed dosing regimen. Such changes could impose considerable costs and further delay the conduct of these trials and reporting of results from these trials. Furthermore, if the FDA requires us to use a dose lower than 300 mg of emavusertib in these trials, which we had identified as the Recommended Phase 2 Dose, the trials may not demonstrate sufficient efficacy to warrant further development of emavusertib in patients with R/R AML or MDS.
Even if we are able to resolve the partial clinical hold, we may observe new safety events or have efficacy concerns in our trials, which may lead to future clinical holds, or necessitate additional or amended clinical trials, any of which could have a material adverse effect on our business, operations and prospects. In addition, we may not be able to obtain institutional review board committee or data safety monitoring board approvals for these trials as a result of the partial clinical hold or any related risks, even if the partial clinical hold is ultimately lifted, which could further delay our ability to open new trial sites and enroll patients into the clinical trials. Any delay in enrolling patients or our inability to resume, continue or complete our monotherapy expansion phase (Phase 2a) and the combination therapy phase (Phase 1b) of our TakeAim Leukemia Phase 1/2 trials of emavusertib, as a result of the partial clinical hold or otherwise, will delay or may cause us to terminate our clinical development plans for emavusertib in patients with R/R AML or MDS, may require us to incur additional clinical development costs, may slow down our product candidate development and approval process, and could impair our ability to ultimately obtain FDA approval for emavusertib in patients with R/R AML or MDS and commence product sales and generate revenue, any of which could materially adversely affect our business, prospects, financial condition and operations. In addition, any material adverse impact on our business, financial condition, prospects or operations related to the partial clinical hold on the monotherapy expansion phase (Phase 2a) and the combination therapy phase (Phase 1b) of our TakeAim Leukemia Phase 1/2 trial could also materially adversely affect our ability to advance our other product candidates.
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
On October 21, 2022, we received a deficiency letter from the Listing Qualifications Department, or the Staff, of the Nasdaq Stock Market that notified us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1), or the Bid Price Rule. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), or the Compliance Period Rule, we have an initial period of 180 calendar days, or until April 19, 2023, or the Compliance Date, to regain compliance with the minimum bid price requirement by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. If, at any time before the Compliance Date, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to us that we comply with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10 day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).
Although we have been able to regain compliance with the listing requirements within the manner and time periods prescribed by Nasdaq in the past, there can be no assurance that we will be able to maintain compliance with the Nasdaq continued listing requirements in the future or that we will be able to regain compliance with respect to any future deficiencies. If we fail to satisfy the Nasdaq Global Market’s continued listing requirements, we may transfer to the Nasdaq Capital Market, which generally has lower financial requirements for initial listing, to avoid delisting. However, we may not be able to satisfy the initial listing requirements for the Nasdaq Capital Market. A transfer of our listing to the Nasdaq Capital Market could adversely affect the liquidity of our common stock. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.

Item 6.    Exhibits

Exhibit Number	Description
10.1 *	Employment Agreement, entered into on August 4, 2022, by and between Curis, Inc. and Diantha Duvall

31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2 *	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350
32.2 *	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS *	InLine XBRL Instance Document

101.SCH *	InLine XBRL Taxonomy Extension Schema Document

101.CAL *	InLine XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	InLine XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	InLine XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	InLine XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File

* Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURIS, INC.

Dated:	November 9, 2022	By:	/S/ JAMES E. DENTZER
James E. Dentzer
President and Chief Executive Officer
(Principal Executive Officer)

CURIS, INC.

		By:	/S/ DIANTHA DUVALL
Diantha Duvall
Chief Financial Officer
(Principal Financial and Accounting Officer)