Form 10-K
period 2022-12-31
CURIS INC
filed 2023-03-13
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
    The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on June 30, 2022 was approximately $89.7 million. As of March 2, 2023, there were 96,617,898 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement for the annual meeting of stockholders scheduled to be held on May 23, 2023, which are to be filed with the Commission not later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2022 pursuant to Regulation 14A, have been incorporated by reference in Items 10-14 of Part III of this Annual Report on Form 10-K.

Table of Content
CURIS, INC.
TABLE OF CONTENTS
Form 10-K

Table of Content
PART I
Cautionary Note Regarding Forward-Looking Statements and Industry Data
This annual report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical fact contained in this annual report are statements that could be deemed forward-looking statements, including without limitation any statements with respect to the plans, strategies and objectives of management for future operations; statements concerning product research, development and commercialization plans, timelines and anticipated results; statements of expectation or belief; statements with respect to clinical trials and studies; statements with respect to royalties and milestones; statements with respect to the therapeutic potential of drug candidates; expectations of revenue, expenses, earnings or losses from operations, or other financial results; and statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words “anticipate(s)”, “believe(s)”, “focus(es)”, “could”, “estimate(s)”, “expect(s)”, “intend(s)”, “may”, “plan(s)”, “seek(s)”, “will”, “strategy”, “mission”, “potential”, “should”, “would" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements may include, but are not limited to, statements about:

•the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs, including our lead asset emavusertib;
•our ability to successfully resolve the continuing partial clinical hold imposed by the U.S. Food and Drug Administration, or FDA, on our TakeAim Leukemia Phase 1/2 trial of emavusertib with respect to the monotherapy expansion phase (Phase 2a) and the combination therapy phase (Phase 1b), and the likelihood that such partial clinical hold will be lifted;
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
•our competitive position;
•our intellectual property position; and
•our ability to maintain our listing on the Nasdaq Global Market.

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. We therefore caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in these forward-looking statements include the factors discussed below under the heading “Risk Factor Summary,” and the risk factors detailed further in Item 1A, "Risk Factors" of Part I of this annual report and in our Securities and Exchange Commission reports filed after this annual report.
This annual report includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties as well as our own estimates. All of the market data used in this annual report involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our drug candidates include several key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.
The forward-looking statements included in this annual report represent our estimates as of the filing date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this annual report.
Other Information

Table of Content
Unless otherwise indicated, or unless the context of the discussion requires otherwise, we use the terms “we,” “us,” “our” and similar references to refer to Curis, Inc. and its subsidiaries, on a consolidated basis. We use the term “Curis” to refer to Curis, Inc. on a stand-alone basis.
Risk Factor Summary

Investment in our securities involves risk. You should carefully consider the following summary of what we believe to be the principal risks facing our business, in addition to the risks described more fully in Item 1A., “Risk Factors” of Part I of this annual report on Form 10-K and other information included in this annual report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.

If any of the following risks occurs, our business, financial condition, and results of operations and future growth prospects could be materially and adversely affected, and the actual outcomes of matters as to which forward-looking statements are made in this annual report could be materially different from those anticipated in such forward-looking statements.
•We have incurred substantial losses, expect to incur substantial losses for the foreseeable future and may never generate significant revenue or achieve or maintain profitability.
•We will require substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or commercialization efforts.
•We depend heavily on the success of our most advanced drug candidate emavusertib, for which we are conducting the TakeAim Leukemia and TakeAim Lymphoma clinical trials. The monotherapy expansion phase (Phase 2a) and the combination therapy phase (Phase 1b) of our TakeAim Leukemia Phase 1/2 trial continue to be subject to a partial clinical hold. If we are unable to initiate or complete the clinical development of, obtain marketing approval for or successfully commercialize our drug candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business will be materially harmed.
•The U.S. Food and Drug Administration, or FDA, placed partial clinical holds on our TakeAim Leukemia Phase 1/2 trial and our TakeAim Lymphoma Phase 1/2 trial after we reported a serious adverse event in the TakeAim Leukemia Phase 1/2 trial. The continuing partial clinical hold on the monotherapy expansion phase (Phase 2a) and the combination therapy phase (Phase 1b) of emavusertib with azacitidine or venetoclax of the TakeAim Leukemia Phase 1/2 trial could take considerable time and expense to address and there can be no assurance that the FDA will remove the continuing partial clinical hold in a timely manner, or at all, in which case our business and prospects for development and approval of emavusertib would be materially harmed.
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

Table of Content
•If we or our collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or they will not be able to commercialize, or will be delayed in commercializing, our drug candidates, and our ability to generate revenue will be materially impaired.
•In the event of a default by us or Curis Royalty under the Oberland Purchase Agreement, we could, among other consequences, lose our retained rights to future royalty and royalty related payments on commercial sales of Erivedge, be required to repurchase the Purchased Receivables, as defined below, at a price that is a multiple of the payments we have received, and our ability to enter into future arrangements may be inhibited, all of which could have a material adverse effect on our business, financial condition and stock price. On March 3, 2023, Curis and Curis Royalty received a letter from counsel to Oberland Capital Management, LLC, the Purchasers, as defined below, and the Agent, as defined below, alleging defaults under Sections 4.04 and 6.04(b) of the Oberland Purchase Agreement and demanding cure of the asserted default under Section 6.04(b) of the Oberland Purchase Agreement. The letter further alleges that these alleged defaults are events of default under the Oberland Purchase Agreement and that each alleged default separately entitles the Purchasers to exercise the put option, which would require Curis Royalty to repurchase the Purchased Receivables at a price, referred to as the Put/Call Price, equal to 250% of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. As of the date of the filing of this annual report on Form 10-K, the estimated amount of the Put/Call Price is up to $72.5 million. Curis and Curis Royalty dispute these allegations. However, if Oberland elects to pursue these claims, and if Curis and Curis Royalty are unsuccessful in defending against these claims, it could have a material adverse impact on Curis and Curis Royalty, including their ability to continue as a going concern.
•If we are not able to attract and retain key management and scientific personnel and advisors, or our managerial resources are diverted by expanded operations, we may not successfully develop our drug candidates or achieve our other business objectives.
•If we fail to meet the requirements for continued listing on the Nasdaq Global Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.
ITEM 1.BUSINESS
Overview
We are a biotechnology company focused on the development of first-in-class and innovative therapeutics for the treatment of cancer.
Product Development Programs
We are seeking to develop and commercialize innovative drug candidates to treat cancer. Our product development initiatives, described below, are being pursued using our internal resources or through our collaborations. We conduct our research and development programs both internally and through strategic collaborations. Our programs are discussed in more detail below.
Emavusertib
Emavusertib, our lead clinical stage drug candidate, is an orally available small molecule drug candidate that is designed to inhibit the Interlukin-1 receptor associated kinase 4, or IRAK4 kinase, which is an important transducer of toll-like receptor or certain interleukin receptor signaling pathways. These signaling pathways are shown to be involved in certain human cancers and inflammatory diseases.
Emavusertib is a potent inhibitor of IRAK4 in biochemical and cell-based assays, as well as in an in vivo tumor model of diffuse large B cell lymphoma that harbors mutation in the IRAK4 pathway. Lead compounds from this program were also shown to be effective in an in vivo preclinical model of acute inflammation, suggesting that emavusertib and other program compounds have the potential for use in the treatment of cancer and inflammatory diseases. Emavusertib has been shown to be active in in vivo xenograft models of human lymphoma, and demonstrates activity in ex-vivo models of acute myeloid leukemia, or AML, and high-risk myelodysplastic syndromes, or hrMDS. In April 2021, emavusertib was granted Orphan Drug Designation for the treatment of AML and hrMDS by the U.S. Food and Drug Administration, or FDA.
Emavusertib is currently undergoing testing in a Phase 1/2 open-label, single arm dose escalating and expansion trial in patients with relapsed or refractory, or R/R, AML, and hrMDS, also known as the TakeAim Leukemia Phase 1/2 study. We are also conducting a separate Phase 1/2 open-label dose escalating clinical trial in patients with relapsed or refractory hematologic malignancies, such as non-Hodgkin lymphomas, or NHL, including those with Myeloid Differentiation Primary Response Protein 88, or MYD88, alterations, also known as the TakeAim Lymphoma Phase 1/2 study.

Table of Content
In April 2022, the FDA placed partial clinical holds on our TakeAim Leukemia Phase 1/2 study and TakeAim Lymphoma Phase 1/2 study after we reported the death of a patient with R/R AML in the TakeAim Leukemia Phase 1/2 study. In August 2022, the FDA lifted the partial clinical hold on the TakeAim Lymphoma Phase 1/2 study. The partial clinical hold was lifted following agreement with the FDA on our strategy for rhabdomyolysis identification and management, as well as on the enrollment of at least nine additional patients at the 200mg dose level. In addition, we have agreed to enroll at least six additional patients at the 100mg dose level of emavusertib in combination with ibrutinib. In August 2022, the FDA notified us that we could resume enrollment of additional patients in the monotherapy dose finding phase (Phase 1a) of the TakeAim Leukemia Phase 1/2 study, in which we have agreed to enroll at least nine additional patients at the 200mg dose level. The partial clinical hold remains in place for the monotherapy expansion phase (Phase 2a) and the combination therapy phase (Phase 1b) of emavusertib with azacitidine or venetoclax of the study until Phase 1a is complete and the FDA approves proceeding to the next phases of the study.
In June 2022, we provided initial preliminary clinical data for patients in the combination portion of the TakeAim Lymphoma Phase 1/2 study, and we presented initial clinical data for patients from the TakeAim Leukemia Phase 1/2 study in both January and December 2022.
Erivedge
Erivedge is an orally bioavailable small molecule which is designed to selectively inhibit the Hedgehog signaling pathway by targeting a protein called Smoothened. The Hedgehog signaling pathway is normally active during embryonic development and unregulated activation of the pathway is believed to play a central role in allowing the proliferation and survival of cancer cells and leading to formation and maintenance of certain cancers. Genetic mutations that lead to unregulated activation of Hedgehog signaling are found in advanced basal cell carcinoma, or BCC, and medulloblastoma. Aberrant signaling in the Hedgehog signaling pathway is implicated in over 90% of BCC cases.
Erivedge is FDA approved for treatment of adults with metastatic basal cell carcinoma, or with locally BCC that has recurred following surgery or who are not candidates for surgery, and who are not candidates for radiation and is being developed under a collaboration agreement with Genentech Inc., a member of the Roche Group. Genentech and F. Hoffmann-La Roche Ltd, or Roche, are responsible for the clinical development and global commercialization of Erivedge. Erivedge is currently marketed and sold in the U.S. by Genentech and in the European Union, Australia and several other countries by Roche.
For the years ended December 31, 2022 and 2021, milestone and royalty payments from Genentech accounted for $10.3 million and $10.7 million, respectively, or 100% of revenues, all of which was related to the development and commercialization of Erivedge. In connection with the Oberland Purchase Agreement, described below, for the years ended December 31, 2022 and 2021, 87% and 85%, respectively, of cash receipts associated with Erivedge reverted to the purchasers under the Oberland Purchase Agreement.
For a further discussion of our Hedgehog collaboration agreement with Genentech, see “Business—Our Collaborations and License Agreements — Genentech.”
Other programs
In November 2022, we announced that we are concentrating our resources to further advance the development of emavusertib. Resources have been reallocated to the emavusertib programs and resources dedicated to all other pipeline programs have been reduced. Deprioritization of other programs enabled a reduction of approximately 30% of our workforce and is expected to extend our cash runway into 2025. In connection with this reprioritization, the following programs have been deprioritized.
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

Table of Content
enrolled 12 patients, in which one patient experienced dose-limiting side effects related to cytokine release syndrome. Janssen opted to close the study and ImmuNext regained control of the asset.
In September 2020, we began enrollment in our Phase 1 trial of CI-8993 in patients with R/R solid tumors. We have an option to license CI-8993 from ImmuNext. To date, we have escalated the dose of CI-8993 to 1mg/kg in our Phase 1 study and have not yet reached the maximum tolerated dose. We are continuing to monitor patients.
Fimepinostat
Fimepinostat was invented by our scientists and is an oral, dual inhibitor of HDAC and PI3K enzymes. We conducted Phase 1 and Phase 2 fimepinostat monotherapy clinical studies in R/R DLBCL (3rd line or later) and as a Phase 1 combination study with fimepinostat and venetoclax in DLBCL patients. In the monotherapy study, we observed durable complete and partial responses. In our combination study, we observed no significant drug-drug interaction however, we did not see a sufficient efficacy signal that would warrant continuation of the study. We are evaluating strategic alternatives for fimepinostat.
We are party to an agreement with The Leukemia and Lymphoma Society, or LLS, dated November 2011, and as amended in August 2015. We agreed to make up to $1.7 million in future payments to LLS, which equals the aggregate payments previously received from LLS, however, if fimepinostat does not meet its clinical safety endpoints in clinical trials in the defined field, or fails to obtain necessary regulatory approvals, all funding provided to us by LLS will be considered a non-refundable grant.
CA-170
CA-170 is an oral small molecule drug candidate that is designed to selectively target VISTA and PDL1 immune checkpoint proteins, both of which independently function as negative regulators of immune activation. We conducted a Phase 1 trial of CA-170 in patients with solid tumors and lymphomas. Based upon initial data, we ceased enrollment in the study. Our collaboration partner, Aurigene Discovery Technologies Limited, or Aurigene, is conducting a Phase 2b/3 randomized study evaluating CA-170 in combination with chemoradiation.
CA-327
CA-327 is an oral small molecule drug candidate that is designed to selectively target PD-L1 and TIM3 immune checkpoint proteins, both of which independently function as negative regulators of immune activation. CA-327 has demonstrated anti-tumor activity in multiple syngeneic mouse tumor models in an immune-dependent manner.
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
In February 2020, we and Aurigene further amended our collaboration agreement. Under the terms of the amended agreement, Aurigene will fund and conduct a Phase 2b/3 randomized study evaluating CA-170, in combination with chemoradiation, in approximately 240 patients with nsNSCLC. In turn, Aurigene has rights to develop and commercialize CA-170 in Asia, in addition to its existing rights in India and Russia, based on the terms of the original agreement. We retain

Table of Content
U.S., European Union, and rest of world rights to CA-170, and are entitled to receive royalty payments on potential future sales of CA-170 in Asia.
As of December 31, 2022, we have exercised our option to license the following four programs under the collaboration:
1.IRAK4 Program - a precision oncology program of small molecule inhibitors of IRAK4. The development candidate is emavusertib.
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

Table of Content
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

Table of Content
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
In partial consideration for drug substance, technical advice, and maintenance of ImmuNext’s existing IND and access to ImmuNext’s technology during the Option Period, we will make semi-annual maintenance fee payments of $0.4 million to ImmuNext, unless otherwise agreed to by both parties in writing. In addition, we will reimburse ImmuNext for certain documented external costs and expenses incurred by ImmuNext in carrying out non-clinical research activities approved by the joint steering committee, up to $0.3 million per calendar year, unless otherwise agreed to by both parties in writing.
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

Table of Content
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
As a result of our licensing agreements with various universities, we are also obligated to make payments to university licensors on royalties that Curis Royalty earns in eligible territories in an amount that is equal to 5% of the royalty payments received from Genentech. This obligation endures on a country-by-country basis for a period of 10 years from the first commercial sale of Erivedge on a country-by-country basis, which occurred in February 2012 in the U.S. During the year ended December 31, 2022, our obligation to one of the licensors expired for sales in the U.S. and expired entirely for the other licensor.
Unless terminated earlier, the collaboration agreement will expire six months after the later of the expiration of Genentech’s obligation to pay royalties to us under the collaboration agreement or such time as no activities have occurred under the collaboration agreement for a period of twelve months. The collaboration agreement may be terminated earlier by either party for cause upon sixty days prior written notice. In addition, Genentech may terminate the collaboration agreement, either in whole or in part, without cause, upon six months prior written notice. In the event of any termination where specific license grants survive, we will continue to have the right to receive royalties on product sales for Erivedge. If we terminate the collaboration agreement for cause or Genentech terminates the collaboration agreement without cause, all licenses granted to Genentech automatically terminate and revert to us. In addition, Genentech has agreed that it will no longer conduct any development or commercialization activities on any compounds identified in the course of conducting activities under the research plan for the collaboration agreement for so long as such compounds continue to be covered by valid patent claims.
Transactions Related to Erivedge Royalties
In March 2019, we and Curis Royalty entered into a royalty interest purchase agreement, referred to as the Oberland Purchase Agreement, with TPC Investments I LP and TPC Investments II LP, referred to as the Purchasers, each of which is a Delaware limited partnership managed by Oberland Capital Management, LLC, and Lind SA LLC, referred to as the Agent, a Delaware limited liability company managed by Oberland Capital Management, LLC, as collateral agent for the Purchasers, for

Table of Content
the purpose of providing operating cash flow and extinguishing a previous credit agreement. In connection with entering in the Oberland Purchase Agreement, Curis Royalty and the Agent also entered into a security agreement, we and the Agent entered into a pledge agreement and we and Curis Royalty entered into a consent and payment direction letter agreement with Genentech.
Pursuant to the Oberland Purchase Agreement, the Purchasers acquired the rights to a portion of certain royalty and royalty-related payments excluding a portion of non-U.S. royalties retained by Curis Royalty, referred to as the Purchased Receivables, owed by Genentech under our collaboration agreement with Genentech. Upon closing of the Oberland Purchase Agreement, Curis Royalty received an upfront purchase price of $65.0 million from the Purchasers, approximately $33.8 million of which was used to pay off the remaining loan principal under the credit agreement with HealthCare Royalty Partners III, L.P., or HealthCare Royalty, and $3.7 million of which was used to pay transaction costs, including $3.4 million to HealthCare Royalty in accrued and unpaid interest and prepayment fees under the credit agreement, resulting in net proceeds of $27.5 million. Curis Royalty will also be entitled to receive milestone payments of $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026, which milestone payments may each be paid, at the option of the Purchasers, in a lump sum in cash or out of the Purchaser’s portion of future payments under the Oberland Purchase Agreement.
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
In addition, the Oberland Purchase Agreement provides that after the occurrence of an event of default by Curis Royalty under the security agreement, as described below, the Purchasers shall have the option, for a period of 180 days, to require Curis Royalty to repurchase the Purchased Receivables at a price, referred to as the Put/Call Price, equal to 250% of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. Additionally, Curis Royalty shall have the option at any time to repurchase the Purchased Receivables at the Put/Call Price as of the date of such repurchase.
The Oberland Purchase Agreement will terminate upon the earlier to occur of (i) the date on which Curis Royalty’s rights to receive the Purchased Receivables owed by Genentech under the Genentech collaboration agreement have terminated in their entirety or (ii) the date on which payment in full of the Put/Call Price is received by the Purchasers pursuant to the Purchasers’ exercise of their put option or Curis Royalty’s exercise of its call right as described above.
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
On March 3, 2023, Curis and Curis Royalty received a letter from counsel to Oberland Capital Management, LLC, the Purchasers and the Agent alleging defaults under Sections 4.04 and 6.04(b) of the Oberland Purchase Agreement and demanding cure of the asserted default under Section 6.04(b) of the Oberland Purchase Agreement. The asserted basis for the

Table of Content
alleged defaults is that Curis and Curis Royalty were required to disclose, and failed to disclose, certain information prior to execution of the Oberland Purchase Agreement and that Curis and Curis Royalty have since failed to disclose certain information that has been requested by the Purchasers pursuant to Section 6.04(b) of the Oberland Purchase Agreement. The letter further alleges that these alleged defaults are events of default under the Oberland Purchase Agreement and that each alleged default separately entitles the Purchasers to exercise the put option described above, which would require Curis Royalty to repurchase the Purchased Receivables at the Put/Call Price. The Purchasers have not attempted to exercise that put option but have purported to reserve their alleged right to exercise it without further notice. As of the date of the filing of this annual report on Form 10-K, the estimated amount of the Put/Call Price is up to $72.5 million. The Purchasers have also reserved other asserted rights in respect of the alleged defaults, including the asserted right to seek judicial remedies, including for damages and rescission, and to assert alleged claims against Curis and Curis Royalty for indemnification on the basis of material breach and fraud in the inducement. Curis and Curis Royalty dispute these allegations. However, if Oberland elects to pursue these claims, and if Curis and Curis Royalty are unsuccessful in defending against these claims, it could have a material adverse impact on Curis and Curis Royalty, including their ability to continue as a going concern.
For a further discussion of risks related to the letter from Oberland Capital Management, LLC, the Purchasers and the Agent, please refer to “Risk Factors – Risks Related to our Financial Results and Need for Financing - In connection with the Oberland Purchase Agreement, we transferred and encumbered certain royalty and royalty related payments on commercial sales of Erivedge, Curis Royalty granted a first priority lien and security interest in all of its assets, including its rights to the Erivedge royalty payments, and we granted the Purchasers a first priority lien and security interest in our equity interest in Curis Royalty. As a result, in the event of a default by us or Curis Royalty we could lose all retained rights to future royalty and royalty related payments, we could be required to repurchase the Purchased Receivables at a price that is a multiple of the payments we have received, and our ability to enter into future arrangements may be inhibited, all of which could have a material adverse effect on our business, financial condition and stock price.”
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
In the U.S., as of December 31, 2022, we have 70 issued or allowed patents expiring on various dates between 2023 and 2039 as well as numerous pending patent applications. We have foreign counterpart patent filings for most of our U.S. issued patents and patent applications. These patents and patent applications are directed to various inventions including compositions of matter, methods of making and using these compositions for multiple applications, methods for drug screening and discovery, developmental biological processes, and patents which relate to our proprietary technologies.

Table of Content
Emavusertib, CA-170, CA-327 and other Aurigene Collaboration Programs.    In conjunction with the October 2015 exercise of options to license the PD-L1/VISTA and IRAK-4 programs, the October 2016 exercise of our option to license the PD-L1/TIM3 program under our collaboration with Aurigene, and the March 2018 exercise of our option to the fourth program in immuno-oncology, we obtained world-wide (except for India and Russia) exclusive licenses to the Aurigene intellectual property relevant to the program. The portfolio consists of U.S. and foreign filings which cover various genera of compounds from each program and methods of use thereof. As of December 31, 2022, there are 15 issued or allowed U.S. patents expiring between 2033 and 2038 included in such filings.
CI-8993. Under our ImmuNext Agreement as of December 31, 2022, there are 13 issued or allowed U.S. patents expiring on various dates between 2025 and 2037, which relate to anti-VISTA antibodies including CI-8993. In addition, there are foreign patent applications filed corresponding to many of the aforementioned U.S. filings that could provide additional patent protection for anti-VISTA antibody products including CI-8993.
Fimepinostat and other Targeted Drug Candidates.    As of December 31, 2022, we have 27 issued or allowed U.S. patents that expire on various dates between 2027 and 2039, including patents covering the composition of matter for fimepinostat, which expires in 2032. We also have several U.S. and foreign utility patent applications directed to our novel small molecules. Our patents and patent applications cover compositions of matter, methods of manufacturing these molecules, formulations, and methods of using these molecules to treat a variety of therapeutic indications. We intend to continue to file additional U.S. and foreign applications as the programs progress.
Erivedge and the Hedgehog Signaling Pathway.    As of December 31, 2022, we have 15 issued U.S. patents expiring on various dates between 2023 and 2036, which relate to the Hedgehog signaling pathway, including patents covering Erivedge’s composition of matter, which expire in 2028. Our patents and patent applications cover proteins, and certain small molecule agonists and inhibitors of the Hedgehog signaling pathway, drug screening and discovery methods, as well as methods of using Hedgehog proteins, antibodies or small molecules to activate or inhibit the Hedgehog signaling pathway for a variety of therapeutic indications or diagnostic uses. In addition, we have filed foreign patent applications corresponding to many of the aforementioned U.S. filings that could provide additional patent protection for products that activate or inhibit the Hedgehog signaling pathway.
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
Government Regulation and Product Approval
Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, or EU, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, sales, pricing, reimbursement, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Table of Content
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
•design of a clinical protocol and submission to the FDA of an IND, which must take effect before human clinical trials may begin;
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
•satisfactory completion of FDA audits of the sponsor, vendors, and/or clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•payment of user fees and securing FDA approval of the NDA or BLA; and
•compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.
Preclinical Studies
Before a sponsor begins testing a compound with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of purity and stability of the manufactured substance, or active pharmaceutical ingredient and the formulated product, as well as in vitro and animal studies to assess the safety and activity of the product candidate for initial testing in humans and to establish a rationale for therapeutic use. These studies are typically referred to as IND-enabling studies. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.
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

Table of Content
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
A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, or IEC, and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The GCP regulations are intended to help ensure the protection of human subjects enrolled in clinical studies, as well as the quality and integrity of the resulting data.
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
The FDA’s primary objectives in reviewing an IND are to assure the safety and rights of patients and to help assure that the quality of the investigation will be adequate to permit an evaluation of the drug’s effectiveness and safety and of the product’s safety, purity and potency. Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board, or DSMB, or committee. This group provides authorization for whether a trial may move forward at designated check points based on access that only the group maintains to available data from the trial. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made based on evolving business objectives and/or competitive climate.
Sponsors of clinical trials are required to register and disclose certain clinical trial information for some trials on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017. Although the FDA has historically not enforced these reporting requirements due to the United States Department of Health and Human Services', or HHS, long delay in issuing final implementing regulations, those regulations have now been issued and the FDA has issued several Notices of Noncompliance to manufacturers since April 2021. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.
Expanded Access to an Investigational Drug for Treatment Use
Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. FDA regulations allow access to investigational drugs under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the drug under a treatment protocol, or Treatment IND Application.
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

Table of Content
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
In addition, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

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
•Phase 2.    Phase 2 includes clinical trials conducted to preliminarily or further evaluate the effectiveness of the investigational drug or biological product for a particular indication(s) in patients with the disease or condition under trial, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the drug or biological product. Phase 2 clinical trials are typically closely monitored and conducted in a limited patient population.
•Phase 3.    Phase 3 clinical trials are often controlled clinical trials conducted at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the drug or biological product has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug or biological product, and to provide an adequate basis for product approval.
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
In March 2022 the FDA released a final guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology product development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial.

Table of Content
Information to support the design of individual expansion cohorts are included in IND applications and assessed by the FDA. Expansion cohort trials can potentially bring efficiency to product development and reduce developmental costs and time.
In December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.
Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.
In response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and has updated it periodically since that time to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19; a list of all study participants affected by COVID-19-related study disruptions by a unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study, among other things. The FDA has indicated that it will continue to provide any necessary guidance to sponsors, clinical investigators, and research institutions as the public health emergency evolves. On January 30, 2023, the Biden administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact the FDA’s COVID-19 related guidance, including the clinical trial guidance and updates thereto.
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
Specifically, the FDA’s regulations require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies, and they are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States.
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

Table of Content
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
A sponsor must submit an Initial Pediatric Study Plan, or iPSP, no later than either 60 calendar days after the date of the end-of-Phase 2 meeting or such other time as agreed upon between FDA and the sponsor. In the absence of an end-of-Phase 2 meeting, the sponsor should submit the iPSP as early as practicable but before the initiation of any Phase 3 studies, or any combined Phase 2 and Phase 3 studies, of the drug that is the subject of the iPSP. If a Phase 3 study, or a combined Phase 2 and Phase 3 study, will not be conducted or will be conducted but not under IND, the sponsor should submit the iPSP no later than 210 calendar days before it submits a marketing application or supplement.
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
Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. A notable exception is that early pediatric evaluations of certain molecularly targeted oncology drugs are required, regardless of orphan designation, by section 505B(a)(1)(B) of the FDCA.
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

Table of Content
Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s marketing application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.
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
Third, the FDA may designate a marketing application for priority review if it is for a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case- by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority review is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.
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

Table of Content
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
With passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months (until the study is completed); and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the FDA to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.
Project Optimus
Project Optimus is an initiative of the Oncology Center of Excellence at the FDA. This project focuses on dose optimization and dose selection in oncology drug development, and whether the current paradigm based on cytotoxic chemotherapeutics leads to doses and schedules of molecularly targeted therapies that provide more toxicity without additional efficacy, among other things. In Project Optimus, drug developers have the opportunity to meet with the FDA’s Oncology Review Divisions early in their development programs, well before conducting trials intended for registration, to discuss dose-finding and dose optimization. The program thus allows sponsors to develop strategies for dose finding and dose optimization that leverages nonclinical and clinical data in dose selection, including randomized evaluations of a range of doses in trials, with the objective of performing these studies as early as possible in the development program to bring promising new therapies to patients.
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

The application is the vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new product candidate must be the subject of an approved NDA or BLA before it may be commercialized in the United States. Under federal law, the submission of most applications is subject to an application user fee, which for federal fiscal year 2023 is $3.25 million for an application requiring clinical data. The sponsor of an approved application is also subject to an annual program fee, which for fiscal year 2023 is $394,000. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses. If an application is withdrawn prior to the FDA acceptance for filing, 75% of these fees may be refunded to the sponsor. If an application is withdrawn after filing, a lower portion of these fees may be refunded in certain circumstances.

Table of Content
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
Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. With passage of FDORA, Congress clarified FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to FDA as well as other persons holding study records or involved in the study process.
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
The FDA’s Decision on an NDA or BLA
The FDA reviews an application to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the product involved, on the basis of which it could fairly and responsibly be concluded by such experts that the product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.” The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard.

Table of Content
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

Table of Content
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
It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act, or PIE Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.
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
Generic Drugs and Regulatory Exclusivity
In 1984, as part of the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs and it also enacted Section 505(b)(2). To obtain approval of a generic drug, a sponsor must submit an abbreviated new drug application, or ANDA, to the FDA. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD.
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

Table of Content
exclusivity has been granted, a generic or follow-on drug application may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the sponsor may submit its application four years following the original product approval.
The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the sponsor and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as new indications, dosage forms, route of administration or combination of ingredients. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs or 505(b)(2) NDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product; rather, this three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving follow-on applications for drugs containing the original active ingredient.
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
If the generic drug or follow-on drug applicant does not challenge the innovator’s listed patents, the FDA will not approve the ANDA or 505(b)(2) application until all the listed patents claiming the referenced product have expired. A certification that the new generic product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA owner and patent holders once the ANDA has been accepted for filing by the FDA. The NDA owner and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earliest of 30 months after the receipt of the Paragraph IV notice, expiration of the patent and a decision in the infringement case that is favorable to the ANDA or 505(b)(2) NDA applicant.
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
Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For the FDA to approve a biosimilar product as interchangeable with

Table of Content
a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. In December 2022, Congress clarified through FDORA that FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the first day on which such a product is approved as interchangeable with the reference product.
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
Orphan exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same drug or biologic for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan drug exclusivity regardless of a showing of clinical superiority. Under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of FDARA in 2017, but have not yet been approved or licensed by FDA.
In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be implemented by the FDA. Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, FDA announced that, in matters beyond the scope of that court’s order, FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

Table of Content
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
The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2023, the standard fee is $441,547 and the small business fee is $110,387.
Review and Approval of Drug Products in the European Union
In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of drug products. Whether or not it obtains FDA approval for a product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods

Table of Content
Clinical Trial Approval in the EU
On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the EU and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the EU, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the European Medicines Agency, or EMA, and available to clinical trial sponsors, competent authorities of the EU Member States and the public.
Beyond streamlining the process, the new regulation includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted, or Member States concerned. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.
The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific clinical site after the applicable ethics committee has issued a favorable opinion.
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

Table of Content
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

Table of Content
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
Pediatric Exclusivity
Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six-month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) even where the trial results are negative. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.
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
Brexit and the Regulatory Framework in the United Kingdom
The United Kingdom’s withdrawal from the EU, commonly referred to as Brexit, took place on January 31, 2020. The EU and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the United Kingdom will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the United Kingdom is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human

Table of Content
Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the EU.
Since a significant proportion of the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom. For example, the United Kingdom is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the United Kingdom. Until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure.
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
General Data Protection Regulation
The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.
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
Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-US Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.
Pharmaceutical Coverage, Pricing and Reimbursement

Table of Content
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

Table of Content
using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and
•the federal transparency requirements known as the federal Physician Payments Sunshine Act which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the HHS information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
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
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In addition, other legislative changes

Table of Content
have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and subsequent legislation, these Medicare sequester reductions were suspended and reduced in 2021 and 2022 but, as of July 1, 2022, the full 2% cut resumed. Under current legislation, the actual reductions in Medicare payments may vary up to 4%. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
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
Pharmaceutical Prices
The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. Congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020 President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.
In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription products from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of products from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act has been delayed by Congress to January 1, 2032.

Table of Content
In September 2021, acting pursuant to an executive order signed by President Biden, the Department of Health and Human Services, or HHS, released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.
More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.
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

Table of Content
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
In 2018 California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020, and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020 California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023, and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, and Connecticut already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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

Table of Content
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
Licensed Programs Under Aurigene Collaboration. We are aware of multiple other companies that are developing IRAK4 inhibitors for oncology indications, including: Emmaus Life Sciences, Inc./Kainos Medicine, Inc. (KM-10544), Kurome Therapeutics (IRAK1/4 asset), Kymera Therapeutics, Inc. (KT-413 and KT-474), and Rigel Pharmaceuticals, Inc. (R289). VISTA (V-domain Ig Suppressor of T-cell Activation) is a novel immuno-oncology target. We are aware that Hummingbird Bioscience Pte Ltd (HMBD-002), Pierre Fabre SA (W0180), and Kineta Inc. (KVA12123) have active clinical-stage programs and multiple other companies have preclinical developments, including: Apexigen Inc. (APX-201), PharmAbcine Inc. (PMC-309), Sensei Biotherapeutics, Inc. (SNS-101), and Suzhou Stainwei Biotech Inc. (mAb-5). In addition, there are multiple approved products on the market that inhibit PD1/PD-L1, including Bristol-Myers Squibb Company's Opdivo™, Merck & Co., Inc.’s Keytruda™, Roche’s Tecentriq™, Merck & Co., Inc., KGaA/Pfizer Inc.'s Bavencio™, AstraZeneca plc's Imfinzi™, Regeneron Pharmaceuticals, Inc./Sanofi S.A.'s Libtayo™, and a number of drug candidates in various stages of development by Novartis AG, TESARO Inc. and others. We are also aware of multiple other companies developing drugs to target TIM3, including Novartis AG, Incyte Corporation, TESARO, Inc., Bristol-Myers Squibb Company, Eli Lilly and Company, and others.
Licensed Programs Under ImmuNext Collaboration. VISTA (V-domain Ig Suppressor of T-cell Activation) is a novel immuno-oncology target. We are aware that Hummingbird Bioscience Pte Ltd (HMBD-002), Pierre Fabre SA (W0180), and Kineta, Inc. (KVA12123), have active clinical-stage programs and multiple other companies have preclinical development programs, including: Apexigen Inc. (APX-201), PharmAbcine Inc. (PMC-309), Sensei Biotherapeutics, Inc. (SNS-101), and Suzhou Stainwei Biotech Inc. (mAb-5).
Fimepinostat:    We are not aware of other molecules in clinical testing that are designed as one chemical entity to target both HDAC and PI3K. However, there are a number of commercially available drugs that individually target HDAC or PI3K.
Erivedge.   In 2015, Sun Pharmaceuticals Industries Ltd.'s sonidegib (Odomzo®), a Hedgehog signaling pathway inhibitor indicated for the treatment of adult patients with locally advanced BCC that has recurred following surgery or radiation, or those who are not candidates for surgery or radiation, received regulatory approvals in the United States and European Union. Other commercially available Hedgehog pathway inhibitors include Pfizer Inc.'s glasdegib (Daurismo™). We are aware of several other biotechnology and pharmaceutical companies that have drug development programs relating to compounds that modulate the Hedgehog signaling pathway, including: Exelixis, Inc./Bristol-Myers Squibb Company (BMS-833923 / XL139), PellePharm Inc. (patidegib), and Senhwa Biosciences Inc. (silmitasertib / CX-4945). Furthermore, glasdegib (Daurismo™) is marketed by Pfizer Inc. for the treatment of newly diagnosed adult AML patients for whom intensive chemotherapy is not an option, and sonidegib (Odomzo™) is marketed by Sun Pharmaceutical Industries Ltd., for the treatment of adults with locally advanced BCC.
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

Table of Content
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
Human Capital Resources
As of December 31, 2022, we had 51 employees in total, all of which were full-time employees, of whom 12 hold a Ph.D. or other advanced scientific or medical degree. Of our employees, 33 are currently involved in research and development, including medical doctors, molecular biologists, cell biologists, and other clinical or scientific disciplines who seek to identify and develop new applications for our existing proprietary portfolio. None of our employees is a party to a collective bargaining agreement, and we consider our relations with our employees to be good.
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

Table of Content
Information about our Executive Officers
Our executive officers as of March 13, 2023 are as follows:

Name	Age	Position
James Dentzer	56	President and Chief Executive Officer
Robert Martell, M.D., Ph.D.	60	Head of Research and Development
Diantha Duvall	51	Chief Financial Officer
James Dentzer	Mr. Dentzer has served on our board of directors and as our President, Chief Executive Officer, Secretary and Treasurer since September 2018. From March 2018 to September 2018, Mr. Dentzer served as our Chief Operating Officer, Chief Financial Officer, Secretary, and Treasurer. Mr. Dentzer joined the Company in March 2016 as Chief Administrative Officer, Chief Financial Officer, Secretary, and Treasurer. From December 2013 to December 2015, Mr. Dentzer served as Chief Financial Officer of Dicerna Pharmaceuticals, Inc., an RNA interference based biopharmaceutical company. From March 2010 to December 2013, Mr. Dentzer was the Chief Financial Officer of Valeritas, Inc., a commercial-stage medical technology company. From October 2006 to October 2009, Mr. Dentzer was the Chief Financial Officer of Amicus Therapeutics, Inc., a biotechnology company. In prior positions, Mr. Dentzer spent six years as corporate controller of Biogen Inc., a biotechnology company, and six years in various senior financial roles at E.I. du Pont de Nemours and Company in the U.S. and Asia. Mr. Dentzer holds a B.A. in philosophy from Boston College and an M.B.A. from the University of Chicago.
Robert Martell, M.D., Ph.D.	Dr. Martell served on our board of directors from 2011 to 2018, and as Head of Research and Development from 2018 to present. He is also co-founder of Epi-Cure Pharmaceuticals, a privately held early-stage biotechnology company, and served as its president and member of board of directors from 2016 to 2018. Dr. Martell served as Chief Medical Officer of TESARO, Inc., a biopharmaceutical company developing Zejula and Varubi, from 2012 to 2015; as Chief Medical Officer at MethylGene, a publicly traded biopharmaceutical company focused on cancer therapeutics from 2005 to 2009; as Director of Oncology Global Clinical Research at Bristol-Myers Squibb Company, a biopharmaceutical company developing Sprycel, Erbitux and Ixempra, from 2002 to 2005; and as Associate/Deputy Director at Bayer Corporation Pharmaceutical Division developing Nexavar from 2000 to 2002. In addition, Dr. Martell has held a number of academic positions, including at Tufts Medical Center since 2009, where he has served in various roles including Associate Chief in the Division of Hematology/Oncology, Director of the Neely Center for Clinical Cancer Research, Leader of the Cancer Center’s Program in Experimental Therapeutics and Attending Physician; at Yale University School of Medicine as Assistant Clinical Professor of Oncology from 2001 to 2005; and as Assistant Professor at Duke Medical Center from 1998 to 2000. Dr. Martell received a B.A. in chemistry from Kalamazoo College, a Ph.D. in Pharmacology from University of Michigan and an M.D. from Wayne State University. He completed his Internal Medicine internship and residency at Duke University Medical Center, and his Fellowship in Medical Oncology also at Duke.
Diantha Duvall
Ms. Duvall has served as our Chief Financial Officer since August 2022. Prior to that, Ms. Duvall served as chief financial officer of Genocea Biosciences, Inc., a biotechnology company focused on the development of neoantigen cancer immunotherapies, from March 2019 to June 2022. From February 2017 to January 2019, Ms. Duvall served as vice president, finance and chief accounting officer at Bioverativ, Inc., a biopharmaceutical company focused on therapies for hemophilia and other rare blood disorders. Prior to joining Bioverativ, Inc., Ms. Duvall was global commercial controller and U.S. commercial controller at Biogen, Inc. in 2016 and 2015, respectively. Prior to Biogen Inc., Ms. Duvall held a number of positions of increasing responsibility at Merck and Co., Inc., a pharmaceutical company, from 2009 to 2015 and PricewaterhouseCoopers, an accounting firm, from 1996 through 2009. Ms. Duvall holds a B.A. in economics and public policy from Colby College and an M.S. in accounting and MBA from Northeastern University.

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
We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net loss was $56.7 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $1.1 billion. We have not completed the development of any drug candidate on our own. Other than Erivedge®, which is being commercialized and further developed by Genentech and Roche under our June 2003 collaboration with Genentech, we may never have a drug candidate approved for commercialization. Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators and the monetization of certain royalty rights. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
We anticipate that our expenses will increase substantially if and as we:
•continue to develop and conduct clinical trials with respect to drug candidates;
•seek to identify and develop additional drug candidates;
•acquire or in-license other drug candidates or technologies;
•seek regulatory and marketing approvals for our drug candidates that successfully complete clinical trials, if any;
•hire and retain additional personnel, such as clinical, quality control, and scientific personnel;
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
Our ability to become and remain profitable depends on our ability to generate significant revenue. Our only current source of revenues comprises licensing and royalty revenues that we earn under our collaboration with Genentech related to the development and commercialization of Erivedge. A significant portion of our royalty and royalty related revenues under our collaboration with Genentech will be paid to TPC Investments I LP and TPC Investments II LP, or the Purchasers, pursuant to the royalty interest purchase agreement we and Curis Royalty entered into with the Purchasers and Lind SA LLC, or Agent, on March 22, 2019, or the Oberland Purchase Agreement. In addition, on March 3, 2023, Curis and Curis Royalty received a letter from counsel to Oberland Capital Management, LLC, the Purchasers and the Agent alleging defaults under the Oberland Purchase Agreement. The letter further alleges that these alleged defaults are events of default under the Oberland Purchase Agreement and that each alleged default separately entitles the Purchasers to exercise the put option, which would require Curis Royalty to repurchase the Purchased Receivables at a price, referred to as the Put/Call Price, equal to 250% of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. The Purchasers have not attempted to exercise that put option but have purported to reserve their alleged right to exercise it without further notice. As of the date of

Table of Content
the filing of this annual report on Form 10-K, the estimated amount of the Put/Call Price is up to $72.5 million. The Purchasers have also reserved other asserted rights in respect of the alleged defaults, including the asserted right to seek judicial remedies, including for damages and rescission, and to assert alleged claims against Curis and Curis Royalty for indemnification on the basis of material breach and fraud in the inducement. Curis and Curis Royalty dispute these allegations. However, if Oberland elects to pursue these claims, and if Curis and Curis Royalty are unsuccessful in defending against these claims, it could have a material adverse impact on Curis and Curis Royalty, including their ability to continue as a going concern.
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
We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for emavusertib, as well as other candidates we have, and may continue to license under our collaborations with Aurigene and ImmuNext. We will require substantial additional capital to fund the further development of these programs, as well as to fund our general and administrative costs and expenses. Moreover, our agreements with collaborators impose significant potential financial obligations on us. For example, under our collaboration, license and option agreement with Aurigene, we are required to make milestone and royalty fee payments for preclinical development programs that will be performed by Aurigene, which impose significant potential financial obligations on us. In addition, if we choose to exercise our option under the option and license agreement with ImmuNext, or the ImmuNext Agreement, we will be required to make milestone, royalty, and option fee payments in connection with the development of CI-8993.
Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments of $85.6 million as of December 31, 2022, should enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this assessment on assumptions that may prove to be wrong, and it is possible that we will not achieve the progress that we expect with these funds because the actual costs and timing of clinical development and regulatory and commercial activities are difficult to predict and are subject to substantial risks and delays, and that we will use our capital resources sooner than we currently expect. This estimate does not reflect any additional expenditures that may result from any further strategic transactions to expand and diversify our product pipeline, including acquisitions of assets, businesses, rights to products, product candidates or technologies or strategic alliances or collaborations that we may pursue. It also does not reflect the possibility that we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation, or the FDIC, took control and was appointed receiver of Silicon Valley Bank, or SVB. As of March 13, 2023, not including any FDIC-insured amounts, our exposure to SVB is immaterial. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.
Our ability to raise additional funds in the future will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us, or at all. Furthermore, high volatility and instability in the capital markets, interest rate fluctuations, heightened inflation, economic slowdown or recession and periodic COVID-19 resurgence have resulted in a significant disruption of global financial markets and have had, and could continue to have, a negative impact on the price of our common stock. If the disruption persists and deepens, we could experience an inability to raise additional funds. In addition, market volatility and instability, interest rate fluctuations and heightened inflation may increase our cost of financing or restrict our access to potential sources of future

Table of Content
liquidity. If we are unable to obtain sufficient funding, we may be forced to delay, reduce in scope or eliminate some of our research and development programs, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, any of our product candidates. For example, in November 2022 we announced that to further advance the development of emavusertib, we are concentrating our resources to focus on and accelerate emavusertib. Resources have been reallocated to the emavusertib programs and resources dedicated to all other pipeline programs have been reduced. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all.
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
In March 2021, we entered into a sales agreement, or the 2021 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, and JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which, from time to time, we may offer and sell through Cantor and JonesTrading up to $100.0 million of our common stock registered under our universal shelf registration statement on Form S-3 in one or more “at-the-market” offerings. To date, we have sold 4,583,695 shares, representing gross proceeds of $6.3 million. The extent to which we utilize the 2021 Sales Agreement with Cantor and JonesTrading as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions and other restrictions and the extent to which we are able to secure funds from other sources. Accordingly, we may not be able to sell additional shares under the 2021 Sales Agreement at prices or amounts that we deem acceptable, and there can be no assurance that we will be able to sell the remaining $93.7 million of common stock contemplated under the 2021 Sales Agreement.
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
•unexpected losses in our cash investments or an inability to otherwise liquidate or access our cash investments due to unfavorable conditions in the capital markets, including volatility and instability in the capital markets; and
•our ability to continue as a going concern.
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

Table of Content
Receivables, owed by Genentech under our collaboration agreement with Genentech. In connection with entering into the Oberland Purchase Agreement, Curis Royalty and the Agent entered into a security agreement and Curis and the Purchasers entered into a pledge agreement.

Following an event of default under the security agreement entered into between Curis Royalty and the Agent, the Agent has the right to stop all allocations of payments that would have otherwise been allocated to Curis Royalty pursuant to the Oberland Purchase Agreement and instead retain all such payments. In addition, the Oberland Purchase Agreement provides that after the occurrence of an event of default by Curis Royalty under the security agreement, as described below, the Purchasers shall have the option, for a period of 180 days, to require Curis Royalty to repurchase the Purchased Receivables at the Put/Call Price.

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

Table of Content
satisfaction of the obligations. The exercise by the Agent of the foregoing rights shall be deemed to constitute an exercise by the Purchasers of their put option under the Oberland Purchase Agreement.

On March 3, 2023, Curis and Curis Royalty received a letter from counsel to Oberland Capital Management, LLC, the Purchasers and the Agent alleging defaults under Sections 4.04 and 6.04(b) of the Oberland Purchase Agreement and demanding cure of the asserted default under Section 6.04(b) of the Oberland Purchase Agreement. The asserted basis for the alleged defaults is that Curis and Curis Royalty were required to disclose, and failed to disclose, certain information prior to execution of the Oberland Purchase Agreement and that Curis and Curis Royalty have since failed to disclose certain information that has been requested by the Purchasers pursuant to Section 6.04(b) of the Oberland Purchase Agreement. The letter further alleges that these alleged defaults are events of default under the Oberland Purchase Agreement and that each alleged default separately entitles the Purchasers to exercise the put option, which would require Curis Royalty to repurchase the Purchased Receivables at the Put/Call Price. The Purchasers have not attempted to exercise that put option but have purported to reserve their alleged right to exercise it without further notice. As of the date of the filing of this annual report on Form 10-K, the estimated amount of the Put/Call Price is up to $72.5 million. The Purchasers have also reserved other asserted rights in respect of the alleged defaults, including the asserted right to seek judicial remedies, including for damages and rescission, and to assert alleged claims against Curis and Curis Royalty for indemnification on the basis of material breach and fraud in the inducement.

Although Curis and Curis Royalty dispute these allegations, if Oberland elects to pursue these claims, and if Curis and Curis Royalty are unsuccessful in defending against these claims, Curis Royalty may not have sufficient funds to pay the Put/Call Price or other amounts claimed by the Purchasers and the Agent could foreclose on the secured royalty and royalty related payment stream and/or our equity interests in Curis Royalty. In such an event, we could lose our right to royalty and royalty related payments not transferred to the Purchasers pursuant to the Oberland Purchase Agreement and we could lose our rights in Curis Royalty. The Oberland Purchase Agreement also contains exculpation and indemnification obligations of Curis and Curis Royalty on behalf of the Agent and the Purchasers, and the Purchasers’ claims, if successful, could result in liabilities of Curis and Curis Royalty. Further, the encumbrance of all of Curis Royalty’s assets, including the right to royalties from sales of Erivedge, and our equity interests in Curis Royalty pursuant to the security agreement and pledge agreement, respectively, may inhibit us from raising additional funds or entering into other strategic arrangements. Even if we are successful in defending against such claims, we may expend significant management time and attention and funds to defend against such claims.

In addition, in the event Genentech exercises its set-off rights against royalty payments to Curis Royalty pursuant to our collaboration agreement with Genentech, we may be required to satisfy our royalty-sharing obligations to the Purchasers with amounts from our working capital.

Any of these consequences of the alleged events of default or any future allegations of an event of default could have a material adverse effect on our business, financial condition and stock price, including our ability to continue as a going concern.
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
Sales of Odomzo were first recorded in the U.S. during the fourth quarter of 2015 and, accordingly, Genentech reduced royalties on its net sales in the U.S. of Erivedge from 5-7.5% to 3-5.5%. Furthermore, we anticipate that Genentech will reduce by 2% royalties on net sales of Erivedge outside of the United States on a country-by-country basis to the extent that sonidegib is approved by the applicable country’s regulatory authority and is being sold in such country. We also believe that sales of sonidegib have, and are likely to continue to, adversely affect sales of Erivedge, including those in the U.S. and ex-U.S. countries, which would adversely affect the resulting revenue we may receive from Genentech. A decrease in sales of Erivedge, or in the royalty rate that we receive for sales of Erivedge could adversely affect our operating results.

Table of Content

If the estimates we make and the assumptions on which we rely in preparing our financial statements prove inaccurate, our actual results may vary significantly.
Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us, and disclosures related thereto. Such estimates and judgments include the carrying value of our intangible assets, revenue recognition, the value of certain liabilities and stock-based compensation expense. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates and judgments, and their underlying assumptions, may change over time. Accordingly, our actual financial results may vary significantly from the estimates contained in our financial statements.
We are subject to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic.
Public health outbreaks, epidemics, pandemics of contagious or infectious diseases, such as COVID-19, may significantly disrupt our business. Such outbreaks pose the risk that we or our employees, contractors, suppliers, or other partners may be prevented from conducting business activities for an indefinite period of time due to spread of the disease, or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities or the facilities of our contractors, suppliers, and other partners.
We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations because of the COVID-19 pandemic, including limiting travel and working from home. Remote working arrangements could impact employees’ productivity and morale, strain our technology resources and introduce operational risks. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our moving increasingly towards a remote working environment, which may be less secure and more susceptible to hacking attacks.
The COVID-19 pandemic could affect the health and availability of our workforce as well as those of the third parties we rely on. Furthermore, delays and disruptions experienced by our collaborators or other third parties due to the COVID-19 pandemic could adversely impact the ability of such parties to fulfill their obligations, which could affect the clinical development of our product candidates.
The COVID-19 pandemic has continued to impact the global supply chain, primarily through constraints on raw materials. These constraints on raw materials are also impacting companies outside of our direct industry, which is resulting in a competitive supply environment causing higher costs.
While it is not possible at this time to estimate the entirety of the impact that the COVID-19 pandemic will have on our business, operations, employees, customers, suppliers or collaboration partners, continued spread of COVID-19, measures taken by governments, actions taken to protect employees and the broad impact of the pandemic on all business activities may materially and adversely affect our business, results of operations and financial condition.

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
Our ability to generate drug candidate(s) and/or drug product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our most advanced drug candidates, including emavusertib. Our success depends heavily on our ongoing and future clinical trials of emavusertib, which are in early stage clinical development.
We, and any collaborators, are not permitted to commercialize, market, promote or sell any drug candidate in the U.S. without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. We, and any collaborators, must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our drug candidates in humans before we will be able to obtain these approvals.

Table of Content
Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our drug candidates is susceptible to the risk of failure inherent at any stage of drug development. Moreover, we, or any collaborators, may experience any of a number of possible unforeseen adverse events in connection with clinical trials, many of which are beyond our control, including:
•our ability to successfully resolve the continuing partial clinical hold imposed by the FDA on the monotherapy expansion phase (Phase 2a) and the combination therapy phase (Phase 1b) of the TakeAim Leukemia Phase 1/2 trial in emavusertib;
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

Table of Content
•the supply or quality of raw materials or manufactured drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval; and
•constraints on our, or any collaborators’, ability to conduct or complete clinical trials for our drug candidates, including slowdowns in patient enrollment, restrictions on patient monitoring at hospital clinical trial sites, closures of third party facilities, and other disruptions to clinical trial activities.
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
In April 2022, following our report of a serious adverse event, the FDA placed partial clinical holds on our TakeAim Leukemia Phase 1/2 trial investigating emavusertib in patients with relapsed or refractory, or R/R, acute myeloid leukemia, or AML, or high-risk myelodysplastic syndromes, or MDS, and our TakeAim Lymphoma Phase 1/2 trial investigating emavusertib in patients with B-cell malignancies. In August 2022, the FDA lifted the partial clinical hold on the TakeAim Lymphoma Phase 1/2 study. The partial clinical hold was lifted following agreement with the FDA on our strategy for rhabdomyolysis identification and management, as well as on the enrollment of at least nine additional patients at the 200mg dose level. In addition, we agreed to enroll at least six additional patients at the 100mg dose level of emavusertib in combination with ibrutinib. In August 2022, the FDA notified us that we could resume enrollment of additional patients in the monotherapy dose finding phase (Phase 1a) of the TakeAim Leukemia Phase 1/2 study, in which we have agreed to enroll at least nine additional patients at the 200mg dose level. The partial clinical hold remains in place for the monotherapy expansion phase (Phase 2a) and the combination therapy phase (Phase 1b) of emavusertib with azacitidine or venetoclax of the study until Phase 1a is complete and the FDA approves proceeding to the next phases of the study.
It may require considerable time and expense to enroll the additional patients and complete Phase 1a of the TakeAim Leukemia study, and the partial clinical hold on the monotherapy expansion phase (Phase 2a) and the combination therapy phase (Phase 1b) of our TakeAim Leukemia Phase 1/2 trial may not be lifted in a timely manner, or at all. Even if we are able to address the FDA’s concerns, the FDA may make subsequent additional requests that we would need to fulfill prior to the lifting of the partial clinical hold, which could include making material changes to our trial protocols or proposed dosing regimen. Such changes could impose considerable costs and further delay the conduct of these trials and reporting of results from these trials.
Even if we are able to resolve the partial clinical hold, we may observe new safety events or have efficacy concerns in our trials, which may lead to future clinical holds, or necessitate additional or amended clinical trials, any of which could have a material adverse effect on our business, operations and prospects. Even if the partial clinical hold is ultimately lifted, we may not be able to obtain institutional review board committee or data safety monitoring board approvals for these trials, which could further delay our ability to open new trial sites and enroll patients into the clinical trials. Any delay in enrolling patients or our inability to resume, will delay or may cause us to terminate our clinical development plans for emavusertib in patients with R/R AML or MDS and ultimately impair our ability to obtain FDA approval for emavusertib in patients with R/R AML or MDS which would have a material adverse affect on our business, operations and prospects.

The therapeutic efficacy of our primary drug candidates is unproven in humans, and we may not be able to successfully develop and commercialize our primary drug candidate.

Our primary drug candidate, emavusertib, is a novel chemical and biologic entity and its potential benefit as a therapeutic cancer drug is unproven. Our ability to generate revenues from this drug candidate, which we do not expect will occur in the short-term, if ever, will depend heavily on its successful development and commercialization, which is subject to many potential risks. For example, emavusertib may not prove to be an effective inhibitor of the molecular targets its being designed to act against, and may not demonstrate in patients any or all of the pharmacological benefits that may have been demonstrated in preclinical studies. Emavusertib may interact with human biological systems in unforeseen, ineffective or harmful ways. If the FDA determines that emavusertib is associated with significant side effects or has characteristics that are unexpected, we may need to delay or abandon its development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk benefit perspective. Moreover, we may determine after conducting clinical trials or related studies that emavusertib does not possess the anticipated therapeutic characteristics, and we may decide to abandon or discontinue any one of our clinical studies. For

Table of Content
example, in the fourth quarter of 2019, we announced initial data from a clinical study of CA-170 in patients with mesothelioma in conjunction with the Society of Immunotherapy of Cancer conference and based on this data, we decided no further patients will be enrolled in this study. In addition, in March 2020, we announced that although we observed no significant drug-drug interaction in our Phase 1 study of fimepinostat in combination with venetoclax, we did not see a sufficient efficacy signal that would warrant continuation of the study. Accordingly, no further patients will be enrolled in this study. In November 2022, we announced a strategic reprioritization whereby we deprioritized CI-8993 prior to reaching the maximum tolerated dose in our Phase 1 trial of CI-8993.
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
We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:
•our ability to successfully enroll additional patients and to complete the monotherapy dose finding phase (Phase 1a) of the TakeAim Leukemia study;
•our ability to successfully resolve the continuing partial clinical hold imposed by the FDA on the monotherapy expansion phase (Phase 2a) and the combination therapy phase (Phase 1b) of the TakeAim Leukemia Phase 1/2 trial of emavusertib;
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

Table of Content
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

Table of Content
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
Because we have limited financial and managerial resources, we focus on research programs and drug candidates that we believe may have the best potential in certain specific indications. As a result, we may delay or forgo pursuit of certain opportunities with our other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future proprietary research and development programs and drug candidates for specific indications may not yield any commercially viable drug candidates. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate. For example, in the fourth quarter of 2019, we announced initial data from a clinical study of CA-170 in patients with mesothelioma in conjunction with the Society of Immunotherapy of Cancer conference. Based on this data, we decided no further patients will be enrolled in the study. In addition, in March 2020, we announced that although we observed no significant drug-drug interaction in our Phase 1 study of fimepinostat in combination with venetoclax, we did not see a sufficient efficacy signal that would warrant continuation of the study. Accordingly, no further patients will be enrolled in this study. In November 2022, we announced a strategic reprioritization that while we still have not yet reached the maximum tolerated dose in our Phase 1 trial of CI-8993, we have deprioritized this candidate.
We currently have no sales, marketing, or distribution experience and, as such, we must build infrastructure related to product sales, marketing and distribution or make arrangements with third parties to perform these services, and any such third parties may not successfully market or sell any drugs we develop.

Table of Content
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
We are aware of multiple other companies that are developing IRAK4 inhibitors for oncology indications, including Emmaus Life Sciences, Inc./Kainos Medicine, Inc. (KM-10544), Kurome Therapeutics (IRAK1/4 asset), Kymera Therapeutics Inc. (KT-413 and KT-474), and Rigel Pharmaceuticals, Inc. (R289). VISTA (V-domain Ig Suppressor of T-cell Activation) is a novel immuno-oncology target. We are aware that Hummingbird Bioscience Pte Ltd (HMBD-002), Pierre Fabre SA (W0180), and Kineta Inc. (KVA12123) have active clinical-stage programs and multiple other companies have preclinical developments, including Apexigen Inc. (APX-201), PharmAbcine Inc. (PMC-309), Sensei Biotherapeutics, Inc. (SNS-101), and Suzhou Stainwei Biotech Inc. (mAb-5). In addition, there are multiple approved products on the market that inhibit PD1/PD-L1, including Bristol-Myers Squibb Company’s Opdivo™, Merck & Co., Inc.'s Keytruda™, Roche Holding AG's Tecentriq™, Merck & Co., Inc., KGaA / Pfizer Inc.'s Bavencio™, AstraZeneca plc’s Imfinzi™, Regeneron Pharmaceuticals, Inc./Sanofi S.A.'s Libtayo™, and a number of drug candidates in various stages of development (by Novartis AG, TESARO, Inc., and others). We are also aware of multiple other companies developing drugs to target TIM3, including Novartis AG, Incyte Corporation, TESARO, Inc., Bristol-Myers Squibb Company, Eli Lilly and Company, and others.
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
Many of our competitors have substantially greater capital resources, research and development staff and facilities, and more extensive experience than we have. As a result, efforts by other biotechnology, medical device and pharmaceutical companies could render our programs or drugs uneconomical or result in therapies superior to those that we develop alone or with a collaborator. For those programs that we have selected for internal development, we face competition from companies that are more experienced in drug development and commercialization, obtaining regulatory approvals and drug manufacturing. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. As a

Table of Content
result, any of these companies may be more successful in obtaining collaboration agreements or other monetary support, approval and commercialization of their drugs and/or may develop competing drugs more rapidly and/or at a lower cost.
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

Table of Content

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

Table of Content
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

Table of Content
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
To the extent that we or any collaborators seek to enter into manufacturing arrangements with third parties, we and such collaborators will depend upon these third parties to perform their obligations in a timely and effective manner and in accordance with government regulations. We may be unable to establish any agreements with contract manufacturers or to do so on acceptable terms. Contract manufacturers may breach their manufacturing agreements because of factors beyond our and our collaborators’ control, or may terminate or fail to renew a manufacturing agreement based on their own business priorities, becoming costly and/or inconvenient for us and our collaborators. Even if we are able to establish agreements with contract manufacturers, reliance on contract manufacturers entails additional risks, including:

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

Table of Content
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
If third party manufacturers fail to perform their obligations, our competitive position and ability to generate revenue may be adversely affected in a number of ways, including:
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
We rely on third-parties to supply certain raw materials necessary to produce our drug candidates for preclinical studies and clinical trials. There are a small number of suppliers for certain raw materials that we use to manufacture our drug candidates. We purchase these materials from our suppliers on a purchase order basis and do not have long-term supply agreements in place, which exposes us to a variety of risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to our contract manufacturing caused by problems at suppliers could delay shipment of our product candidates, increase our cost of goods sold and result in lost sales with respect to any approved products. Suppliers may extend lead times, limit supplies, or increase prices due to capacity constraints or other factors beyond our control. Any significant delay in the supply of raw materials for our drug candidates for a preclinical study or an ongoing clinical trial due to the need to replace a third-party supplier could considerably delay completion of certain preclinical studies and/or clinical trials. Moreover, if we are unable to purchase sufficient raw materials after regulatory approval for our drug candidates, the commercial launch of our drug candidates could be delayed, or there could be a supply shortage, each of which would impair our ability to generate revenues from their sale.
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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
In addition, following the result of a referendum in 2016, the United Kingdom left the EU on January 31, 2020, commonly referred to as Brexit. After lapse of a transition period, the United Kingdom is no longer part of the European Single Market and European Union Customs Union as of January 1, 2021. A trade and cooperation agreement that outlines the future trading relationship between the United Kingdom and the EU was agreed to in December 2020 and entered into force on May 1, 2021. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the EU. Since a significant proportion of the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom. For example, the United Kingdom is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the United Kingdom. Until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure. However, it is unclear whether the MHRA in the United Kingdom is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive after such time. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.
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

Table of Content
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
The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the agency to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, FDA announced that, in matters beyond the scope of the court’s order, FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
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
We and our collaborators must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not

Table of Content
approved. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic. Moreover, with passage of the PIE Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.
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
We may seek certain designations for our product candidates, including Breakthrough Therapy and Fast Track designations, in the U.S., and PRIME Designation in the EU, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.
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

Table of Content
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
Project Optimus is an initiative of the Oncology Center of Excellence at the FDA. This project focuses on dose optimization and dose selection in oncology drug development, and whether the current paradigm based on cytotoxic chemotherapeutics leads to doses and schedules of molecularly targeted therapies that provide more toxicity without additional efficacy, among other things. There is no assurance, however, that this initiative will lead to early discussions with the FDA or expedited studies leading to optimization of dose selection for our product candidates, and could subject us to incur additional costs and extend the testing of our product candidates to further evaluate dose optimization and dose selection, which could further delay our ability to obtain regulatory approvals, if at all.
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

Table of Content
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

Table of Content
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
Separately, in response to the COVID-19 pandemic in 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications.
As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, thus the FDA may be unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. On January 30, 2023, the Biden administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact the FDA’s COVID-19 related guidance, including the clinical trial guidance and updates thereto. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.
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
The BPCIA was enacted as part of the Patient Protection and Affordable Care Act, or the ACA, to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the licensure of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as its BLA does not reply on the reference product, sponsor’s data or submit the application as a biosimilar application. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty, and any new policies or processes adopted by the FDA could have a material adverse effect on the future commercial prospects for our biological products.
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

Table of Content
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
The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The FDCA provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity. Specifically, in cases where such exclusivity has been granted, an ANDA may not be submitted to the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference listed drug is either invalid or will not be infringed by the generic product, in which case the sponsor may submit its application four years following approval of the reference listed drug.
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
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the CARES Act. Pursuant to subsequent legislation, however, these Medicare sequester reductions were and reduced in 2021 and 2022 but, as of July 1, 2022, the full 2% cut resumed. Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
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

Table of Content
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
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Infrastructure Investment and Jobs Act to January 1, 2026 in response to ongoing litigation. The rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act has been delayed by Congress to January 1, 2032.
In September 2021, acting pursuant to an executive order signed by President Biden, the HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.
More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under

Table of Content
Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.
Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.
Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.
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

Table of Content
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
We are subject to stringent privacy laws, information security laws, regulations, policies, and contractual obligations and failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.
We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the U.S., EU and United Kingdom. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including

Table of Content
fines, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.
There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future.
If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.
In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020, and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023, and significantly expand the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah and Connecticut, already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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

Table of Content
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

Table of Content
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

Table of Content
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
Although we have been able to regain compliance with the listing requirements within the manner and time periods prescribed by Nasdaq in the past, there can be no assurance that we will be able to maintain compliance with the Nasdaq continued listing requirements in the future or that we will be able to regain compliance with respect to any future deficiencies. If we fail to satisfy the Nasdaq Global Market’s continued listing requirements, we may transfer to the Nasdaq Capital Market, which generally has lower financial requirements for initial listing, to avoid delisting. However, we may not be able to satisfy the initial listing requirements for the Nasdaq Capital Market. If we are able to satisfy the initial listing requirements for the Nasdaq Capital Market, we may be eligible for an additional 180 calendar day compliance period or second compliance period. However, a transfer of our listing to the Nasdaq Capital Market could adversely affect the liquidity of our common stock. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price. If we are unable to regain a minimum bid price of at least $1.00 during the second compliance period, we may need to implement a reverse stock split in order to cure the deficiency before the expiration of the second compliance period. However, there is no assurance that we will be able to regain compliance after implementing a reverse stock split or that we will be able to meet other listing requirements for the Nasdaq Capital Market.
Our stock price has and may continue to fluctuate significantly and the market price of our common stock could drop below the price paid by our investors.
The trading price of our common stock has been volatile and is likely to continue to be volatile in the future. For example, our stock traded within a range of a high price of $16.65 and a low price of $0.47 per share for the period January 1, 2017 through March 2, 2023. The daily closing market price for our common stock has varied between a high price of $3.35 on March 2, 2022 and a low price of $0.47 on December 27, 2022 in the twelve-month period ending on March 2, 2023. During this time, the price per share has ranged from an intra-day high of $3.46 per share to an intra-day low of $0.50 per share. The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical and biotechnology company stocks.
On March 10, 2023, the FDIC took control and was appointed receiver of SVB. At the time SVB entered into receivership, a large number of pharmaceutical and biotechnology companies held cash deposits with SVB. It is unclear if and when such pharmaceutical and biotechnology companies will be able to access their cash deposits held with SVB and if they

Table of Content
will ultimately be able to recover any such cash deposits in excess of the FDIC standard deposit insurance limit. The financing uncertainty pharmaceutical and biotechnology companies may now face as a result of SVB’s entry into receivership may cause significant volatility with respect to pharmaceutical and biotechnology company stocks, which in turn could negatively impact the trading price of our common stock.
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
•the status of, and level of expenses incurred in connection with, our programs;
•fluctuations in sales of Erivedge and related royalty and milestone payments;

Table of Content
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
•compliance with regulatory requirements; and
•general conditions in the global economy and financial markets.
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

Table of Content
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
Future sales of shares of our common stock, including by us, employees and large stockholders, including pursuant to our sales agreement with Cantor and JonesTrading could result in dilution to our stockholders and negatively affect our stock price.
Most of our outstanding common stock can be traded without restriction at any time. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell such shares, could reduce the market price of our common stock.
As of March 2, 2023, Aurigene beneficially owned approximately 5.7% of our outstanding common stock. Subject to certain restrictions, Aurigene is able to sell its common shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended. By selling a large number of shares of common stock, Aurigene could cause the price of our common stock to decline. In addition, the perception in the public markets that sales by Aurigene might occur could also adversely affect the market price of our common stock.
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
In addition, we may offer and sell up to $100.0 million shares of common stock registered under our universal shelf registration statement on Form S-3 pursuant to our sales agreement with Cantor and JonesTrading, in one or more “at-the-

Table of Content
market” offerings. To date, we have sold 4,583,695 shares, representing gross proceeds of $6.3 million. The extent to which we utilize the 2021 Sales Agreement with Cantor and JonesTrading as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions and other restrictions and the extent to which we are able to secure funds from other sources.
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
As of March 2, 2023, we believe that our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 11.6% of our outstanding common stock including approximately 5.7% of our outstanding common stock owned by Aurigene. As a result, if these stockholders were to choose to act together, they may be able to affect the outcome of matters submitted to our stockholders for approval, as well as our management and affairs, such as:
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

Table of Content
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
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 2.PROPERTIES
Our headquarters consist of office and laboratory space in Lexington, Massachusetts. We occupy approximately 31,112 feet of space under a seven-year lease agreement, which we entered into in December 2019 and which was amended in January 2022 ("Lease Amendment"). We occupied this leased property in May 2020. The Lease Amendment provides us and the landlord each with an option to terminate the lease agreement before the original lease term expires on April 30, 2027. The Company's early termination option becomes effective on the lease commencement date of a new lease for larger premises within the landlord’s commercial real estate portfolio (“New Lease”), and the Company may exercise its early termination option by providing the landlord with written notice of such election to terminate the lease agreement concurrently with the execution of the New Lease. The landlord has the option to terminate the lease agreement early by providing written notice to the Company eighteen months prior to December 31, 2025. We expect the lease to end as of December 31, 2025. We believe this office and laboratory space will be sufficient to meet our needs for the foreseeable future and that suitable additional space will be available as and when needed.
ITEM 3.LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.    Our common stock is traded on the Nasdaq Global Market under the trading symbol “CRIS.”
Holders.    On March 2, 2023, there were 77 holders of record of our common stock. The number of record holders may not be representative of the number of beneficial owners because many of the shares of our common stock are held by depositories, brokers or other nominees.
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

Table of Content
Performance Graph.    Not required.
ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under Part I, Item 1A, “Risk Factors” and elsewhere in this annual report. As used throughout this annual report, the terms “the Company,” “we,” “us,” and “our” refer to the business of Curis, Inc. and its wholly owned subsidiaries, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc.
Overview
We are seeking to develop and commercialize innovative drug candidates to treat cancer. Our product development initiatives, described below, are being pursued using our internal resources or through our collaborations. We conduct our research and development programs both internally and through strategic collaborations. Our programs are discussed in more detail below.
In November 2022, we announced that to further advance the development of emavusertib, we are concentrating our resources to focus on and accelerate emavusertib. Resources have been reallocated to the emavusertib programs and resources dedicated to all other pipeline programs have been reduced. Deprioritization of other programs enabled a reduction of approximately 30% of our workforce and is expected to extend our cash runway into 2025.
Our lead clinical stage drug candidate is emavusertib, an orally available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4, or IRAK4. Emavusertib is currently undergoing testing in a Phase 1/2 open-label, single arm dose escalating and expansion trial in patients with relapsed or refractory, or R/R, acute myeloid leukemia, or AML, and high-risk myelodysplastic syndromes, or hrMDS, also known as the TakeAim Leukemia Phase 1/2 study. In April 2021, emavusertib was granted Orphan Drug Designation for the treatment of R/R AML and hrMDS by the U.S. Food and Drug Administration, or FDA.
We are also conducting a separate Phase 1/2 open-label dose escalating clinical trial in patients with relapsed or refractory hematologic malignancies, such as non-Hodgkin lymphomas, or NHL, including those with Myeloid Differentiation Primary Response Protein 88, or MYD88, alterations, also known as the TakeAim Lymphoma Phase 1/2 study.
In April 2022, the FDA placed partial clinical holds on our TakeAim Leukemia Phase 1/2 study and TakeAim Lymphoma Phase 1/2 study after we reported the death of a patient with R/R AML in the TakeAim Leukemia Phase 1/2 study. In August 2022, the FDA lifted the partial clinical hold on the TakeAim Lymphoma Phase 1/2 study. The partial clinical hold was lifted following agreement with the FDA on our strategy for rhabdomyolysis identification and management, as well as on the enrollment of at least nine additional patients at the 200mg dose level. In addition, we have agreed to enroll at least six additional patients at the 100mg dose level of emavusertib in combination with ibrutinib. In August 2022, the FDA notified us that we could resume enrollment of additional patients in the monotherapy dose finding phase (Phase 1a) of the TakeAim Leukemia Phase 1/2 study, in which we have agreed to enroll at least nine additional patients at the 200mg dose level. The partial clinical hold remains in place for the monotherapy expansion phase (Phase 2a) and the combination therapy phase (Phase 1b) of emavusertib with azacitidine or venetoclax of the study until Phase 1a is complete and the FDA approves proceeding to the next phases of the study.
In June 2022, we provided initial preliminary clinical data for patients in the combination portion of the TakeAim Lymphoma Phase 1/2 study, and we presented initial clinical data for patients from the TakeAim Leukemia Phase 1/2 study in both January and December 2022.
Our pipeline also includes several compounds, including CI-8993, fimepinostat, CA-170, and CA-327 which have been deprioritized following our determination to focus our resources on emavusertib.
We are party to a collaboration with Genentech Inc., or Genentech, a member of the Roche Group, under which Genentech and F. Hoffmann-La Roche Ltd, or Roche, are commercializing Erivedge® (vismodegib), a first-in-class orally administered small molecule Hedgehog signaling pathway antagonist. Erivedge is approved for the treatment of advanced basal cell carcinoma, or BCC.

Table of Content
In January 2015, we entered into an exclusive collaboration agreement with Aurigene Discovery Technologies Limited, or Aurigene, which was amended in September 2016 and February 2020, for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology. As of December 31, 2022, we have licensed four programs under the Aurigene collaboration, including emavusertib.
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
Based on our clinical development plans for our pipeline, we intend to focus our available resources on the continued development of emavusertib, subject to resolution of the continuing partial clinical hold imposed by the FDA on the monotherapy expansion phase (Phase 2a) and the combination therapy phase (Phase 1b) of our TakeAim Leukemia Phase 1/2 trial.
Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, and the monetization of certain royalty rights. We have never been profitable on an annual basis and had an accumulated deficit of $1.1 billion as of December 31, 2022. For the year ended December 31, 2022, we incurred a loss of $56.7 million and used $54.3 million of cash in operations. We expect to continue to generate operating losses in the foreseeable future. Based upon our current operating plan, we believe that our $85.6 million of existing cash, cash equivalents and investments at December 31, 2022 should enable us to fund our operating expenses and capital expenditure requirements for the next 12 months and into 2025. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
We will need to generate significant revenues to achieve profitability, and do not expect to achieve profitability in the foreseeable future, if at all. If sufficient funds are not available, we will have to delay, reduce the scope of, or eliminate some of our research and development programs, including related clinical trials and operating expenses, potentially delaying the time to market for or preventing the marketing of any of our product candidates, which could adversely affect our business prospects and our ability to continue our operations, and would have a negative impact on our financial condition and ability to pursue our business strategies. For example, in November 2022 we announced that to further advance the development of emavusertib, we are concentrating our resources to focus on and accelerate emavusertib. Resources have been reallocated to the emavusertib programs and resources dedicated to all other pipeline programs have been reduced. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all.
On March 10, 2023, the FDIC took control and was appointed receiver of SVB. As of March 13, 2023, not including any FDIC-insured amounts, our exposure to SVB is immaterial. We will continue to monitor the situation.
Key Drivers
We believe that near term key drivers to our success will include:
•our ability to successfully resolve the continuing partial clinical hold imposed by the FDA on the monotherapy expansion phase (Phase 2a);
•our ability to focus and successfully plan and execute current and planned clinical trials for emavusertib, and for such clinical trials to generate favorable data; and
•our ability to raise additional financing, when required, to fund operations.
In the longer term, a key driver to our success will be our ability, and the ability of any current or future collaborator or licensee, to successfully develop and commercialize drug candidates.

Table of Content
Our Collaborations and License Agreements
Our current collaborations and license agreements are summarized below and detailed in the Business section of this annual report on Form 10-K. See "Business—Collaborations and License Agreements."
Aurigene
Our exclusive collaboration agreement, as amended, with Aurigene provides for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and selected precision oncology targets. As of December 31, 2022, we have four licensed programs, including emavusertib.
Under the collaboration agreement, as amended, Aurigene granted us an option to obtain exclusive, royalty-bearing licenses to relevant Aurigene technology to develop, manufacture and commercialize products containing certain of such compounds anywhere in the world, except for India and Russia, which are territories retained by Aurigene. Under the terms of the collaboration agreement, as amended, Aurigene also obtains rights to develop and commercialize CA-170 in Asia.
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
In addition to the contingent cash milestone payments, our wholly owned subsidiary, Curis Royalty, is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech. We recognized $10.3 million of royalty revenue from Genentech’s net sales of Erivedge during the year ended December 31, 2022, and have recognized an aggregate of $90.3 million in royalty revenues since Erivedge was approved.

Table of Content
As a result of our licensing agreements with various universities, we are obligated to make payments to university licensors on royalties that Curis Royalty earns in all territories, subject to expiration of our obligations. Cost of royalty revenues were $0.3 million during the year ended December 31, 2022 and we have paid an aggregate of $4.4 million to university licensors since Erivedge was approved.
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
Debt.    In April 2020, we entered into a promissory note evidencing an unsecured $0.9 million loan, or the PPP Loan, under the Paycheck Protection Program, or PPP, of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as administered by the U.S. Small Business Administration, or the SBA. Under the terms of the CARES Act and the Paycheck Protection Program Flexibility Act of 2020, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. We applied for such forgiveness in 2020 and received notification in June 2021 that the SBA had forgiven the PPP Loan in full, including interest accrued on the PPP Loan. During the year ended December 31, 2021, the Company recorded a gain of $0.9 million to Other income (expense), net for extinguishment of the debt.
Liability Related to the Sale of Future Royalties.   In March 2019, the Company and Curis Royalty entered into the royalty interest purchase agreement, or Oberland Purchase Agreement, with entities managed by Oberland Capital Management, LLC, or the Purchasers. Upon closing of the Oberland Purchase Agreement, Curis Royalty received an upfront purchase price of $65.0 million from the Purchasers, approximately $33.8 million of which was used to pay off the remaining loan principal to HealthCare Royalty Partners III, L.P., or HealthCare Royalty, and $3.7 million of which was used to pay transaction costs, including $3.4 million to HealthCare Royalty in accrued and unpaid interest and prepayment fees under the loan, resulting in net proceeds of $27.5 million. Curis Royalty will also be entitled to receive milestone payments of $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026, which milestone payments may each be paid, at the option of the Purchasers, in a lump sum in cash or out of the Purchaser’s portion of future payments under the Oberland Purchase Agreement.
On March 3, 2023, Curis and Curis Royalty received a letter from counsel to Oberland Capital Management, LLC, the Purchasers and the Agent alleging defaults under Sections 4.04 and 6.04(b) of the Oberland Purchase Agreement and demanding cure of the asserted default under Section 6.04(b) of the Oberland Purchase Agreement. The asserted basis for the alleged defaults is that Curis and Curis Royalty were required to disclose, and failed to disclose, certain information prior to execution of the Oberland Purchase Agreement and that Curis and Curis Royalty have since failed to disclose certain information that has been requested by the Purchasers pursuant to Section 6.04(b) of the Oberland Purchase Agreement. The letter further alleges that these alleged defaults are events of default under the Oberland Purchase Agreement and that each alleged default separately entitles the Purchasers to exercise the put option, which would require Curis Royalty to repurchase the Purchased Receivables at a price, referred to as the Put/Call Price, equal to 250% of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. The Purchasers have not attempted to exercise that put option but have purported to reserve their alleged right to exercise it without further notice. As of the date of the filing of this annual report on Form 10-K, the estimated amount of the Put/Call Price is up to $72.5 million. The Purchasers have also reserved other asserted rights in respect of the alleged defaults, including the asserted right to seek judicial remedies, including

Table of Content
for damages and rescission, and to assert alleged claims against Curis and Curis Royalty for indemnification on the basis of material breach and fraud in the inducement. Curis and Curis Royalty dispute these allegations. However, if Oberland elects to pursue these claims, and if Curis and Curis Royalty are unsuccessful in defending against these claims, it could have a material adverse impact on Curis and Curis Royalty, including their ability to continue as a going concern.
For further discussion of the Oberland Purchase Agreement, see “Liquidity and Capital Resources – Royalty Interest Purchase Agreement”. For a further discussion of risks related to the letter from Oberland Capital Management, LLC, the Purchasers and the Agent, please refer to “Risk Factors – Risks Related to our Financial Results and Need for Financing - In connection with the Oberland Purchase Agreement, we transferred and encumbered certain royalty and royalty related payments on commercial sales of Erivedge, Curis Royalty granted a first priority lien and security interest in all of its assets, including its rights to the Erivedge royalty payments, and we granted the Purchasers a first priority lien and security interest in our equity interest in Curis Royalty. As a result, in the event of a default by us or Curis Royalty we could lose all retained rights to future royalty and royalty related payments, we could be required to repurchase the Purchased Receivables at a price that is a multiple of the payments we have received, and our ability to enter into future arrangements may be inhibited, all of which could have a material adverse effect on our business, financial condition and stock price.”
Revenue.    We do not expect to generate any revenues from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including royalty payments. Since the first quarter of 2012, we have recognized royalty revenues related to Genentech’s sales of Erivedge and we expect to continue to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. However, a significant portion of our royalty and royalty-related revenues under our collaboration with Genentech will be paid to the Purchasers, pursuant to the Oberland Purchase Agreement. The Oberland Purchase Agreement will terminate upon the earlier to occur of (i) the date on which Curis Royalty’s rights to receive the Purchased Receivables owed by Genentech under the Genentech collaboration agreement have terminated in their entirety or (ii) the date on which payment in full of the Put/Call Price is received by the Purchasers pursuant to the Purchasers’ exercise of their put option or Curis Royalty’s exercise of its call right. For additional information regarding the terms and termination provisions of this agreement, see Note 9, “Liability Related to the Sale of Future Royalties,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K.
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
Cost of Royalty Revenues.    Cost of royalty revenues consists of all expenses incurred that are associated with royalty revenues that we record as revenues in our Consolidated Statements of Operations and Comprehensive Loss. These costs currently consist of payments we are obligated to make to university licensors on royalties that Curis Royalty receives from Genentech on net sales of Erivedge. Our obligation is equal to 5% of the royalty payments that we receive from Genentech for a period of 10 years from the first commercial sale of Erivedge on a country-by-country basis, which occurred in February 2012 in the U.S. During the year ended December 31, 2022, our obligation to one of the licensors expired for sales in the U.S. and expired entirely for the other licensor.
Research and Development.    Research and development expense consists of costs incurred to develop our drug candidates. These expenses consist primarily of:
•salaries and related expenses for personnel, including stock-based compensation expense;
•costs of conducting clinical trials, including amounts paid to clinical centers, clinical research organizations and consultants, among others;
•other outside service costs including costs of contract manufacturing;
•sublicense payments;
•the costs of supplies and reagents;
•occupancy and depreciation charges; and

Table of Content
•certain payments that we make to Aurigene and ImmuNext under our collaboration agreements, including, for example, option exercise fees and milestone payments.
We expense research and development costs as incurred.
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we conduct our clinical trials of emavusertib; prepare regulatory filings for our product candidates; continue to develop additional product candidates; and potentially advance our product candidates into later stages of clinical development.
The successful development and commercialization of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:
•our ability to successfully resolve the continuing partial clinical hold imposed by the FDA on the monotherapy expansion phase (Phase 2a);
•our ability to successfully enroll our current and future clinical trials and our ability to initiate future clinical trials,
•the scope, quality of data, rate of progress and cost of clinical trials and other research and development activities undertaken by us or our collaborators;
•the cost and timing of regulatory approvals and maintaining compliance with regulatory requirements;
•the results of future preclinical studies and clinical trials;
•the cost of establishing clinical and commercial supplies of our drug candidates and any products that we may develop;
•the cost and timing of establishing sales, marketing and distribution capabilities;
•our ability to become and remain profitable, requires that we, either alone or with collaborators, must develop and eventually commercialize one or more drug candidates with significant market potential and successfully launch a product for commercial sale;
•the effect of competing technological and market developments; and
•the cost and effectiveness of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
Any changes in the outcome of any of these variables with respect to the development of our product candidates could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA does not lift the continuing partial clinical hold on the monotherapy expansion phase (Phase 2a) of our TakeAim Leukemia Phase 1/2 trial, if the FDA or another regulatory authority otherwise delays our clinical trials or requires us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time to complete clinical development of that product candidate. We may never obtain regulatory approval for any of our product candidates. If we do obtain regulatory approval for our product candidates, drug commercialization will take several years and millions of dollars in development costs.
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

Table of Content
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at our balance sheet date. Such estimates and judgments include the carrying value of intangible assets, revenue recognition, the value of certain liabilities, debt classification and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K, we believe that the following accounting policy is critical to understanding the judgment and estimate we use in preparing our financial statements.
Our discussion of our critical accounting policy is not intended to be a comprehensive discussion of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.
Liability Related to the Sale of Future Royalties
As a result of the obligation to pay future royalties to the Purchasers, we recorded the proceeds from this transaction as a liability on our Consolidated Balance Sheet that is accounted for using the interest method over the estimated life of the Oberland Purchase Agreement. As a result, we impute interest on the transaction and record imputed interest expense at the estimated interest rate. Our estimate of the interest rate under the Oberland Purchase Agreement is based on the amount of royalty payments expected to be received by the Purchasers over the life of the arrangement. We periodically assess the expected royalty payments to Curis Royalty from Genentech using a combination of historical results and forecasts from market data sources. To the extent such payments are greater or less than the initial estimates or the timing of such payments is materially different than the original estimates, we will prospectively adjust the amortization of the liability.
Results of Operations (all amounts rounded to the nearest thousand)
Years Ended December 31, 2022 and December 31, 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and December 31, 2021:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2022	2021	2022 v. 2021
Revenues	$10,162	$10,649	(5)%
Cost of royalty revenues	257	533	(52)%
Research and development	43,277	34,884	24%
General and administrative	19,648	17,297	14%
Other expense, net	3,652	3,371	8%
Net loss	$(56,672)	$(45,436)	25%

Revenues, net
Total revenues, net are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2022	2021	2022 v. 2021
Royalties	$10,278	$10,749	(4)%
Other revenue	—	1	(100)%
Contra revenue, net	(116)	(101)	15%
Total revenues, net	$10,162	$10,649	(5)%

Table of Content
Total revenues decreased by $0.5 million, or 5%, to $10.2 million for the year ended December 31, 2022 as compared to $10.6 million for the year ended December 31, 2021, due to a decrease in Erivedge royalties.
Cost of royalty revenues
Cost of royalty revenues is comprised of amounts due to third-party university patent licensors in connection with Genentech and Roche's Erivedge net sales. Cost of royalty revenues decreased by $0.3 million, or 52%, for the year ended December 31, 2022, primarily as a result of the expiration of obligations to third-party university patent licensors for sales in the U.S.
Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2022	2021	2022 v. 2021
Direct research and development expenses	$20,691	$20,253	2%
Employee related costs	20,025	12,647	58%
Facility related costs	2,561	1,984	29%
Total research and development expenses	$43,277	$34,884	24%
Research and development expenses increased by $8.4 million, or 24%, to $43.3 million for the year ended December 31, 2022, as compared to $34.9 million for the prior year. The increase was mainly a result of increased employee related costs of $7.4 million due to an increase in headcount.
We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance our programs, including clinical and preclinical development costs, manufacturing, and payments to our collaborators and/or licensors.
General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2022	2021	2022 v. 2021
Employee related costs	$10,404	$9,012	15%
Professional, legal, and consulting services	5,259	5,471	(4)%
Facility related costs	2,580	1,793	44%
Insurance costs	1,405	1,021	38%
Total general and administrative expenses	$19,648	$17,297	14%

General and administrative expenses increased by $2.4 million, or 14%, to $19.6 million for the year ended December 31, 2022, as compared to $17.3 million for the prior year. The increase was mainly a result of increased employee costs of $1.4 million due to an increase in headcount and an increase in facility related costs of $0.8 million.
Other Expense, net
Other expense, net for the year ended December 31, 2022 primarily consisted of imputed interest expense related to future royalty payments partially offset by interest income. Other expense, net for the year ended December 31, 2021 primarily consisted of imputed interest expense related to future royalty payments partially offset by a gain recognized upon the forgiveness of the PPP loan. Other expense, net, was $3.7 million for the year ended December 31, 2022, as compared to $3.4 million in the prior year. The increase in other expense, net is primarily driven the impact of the gain recognized upon the forgiveness of the PPP loan in 2021.
Liquidity and Capital Resources
We have financed our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments and research and development funding from our corporate collaborators, and the monetization of certain royalty rights. See “Funding Requirements” below and Note 1 “Nature of Business,” to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this annual report on Form 10-K for a further discussion of our liquidity.

Table of Content
At December 31, 2022, our principal sources of liquidity consisted of cash, cash equivalents, and investments of $85.6 million, excluding our restricted cash of $0.6 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase. Our investments short and long-term primarily include commercial paper and securities. We maintain cash balances with financial institutions in excess of insured limits.
As of March 13, 2023, not including any FDIC-insured amounts, our exposure to SVB is immaterial. We will continue to monitor the situation.
Common Stock Purchase Agreement
In February 2020, the Company entered into a common stock purchase agreement, or the Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, for the sale of up to $30.0 million of the Company's common stock. During 2020, the Company issued 7,990,516 shares of the Company’s common stock to Aspire Capital for aggregate proceeds of $8.4 million. As of December 31, 2021, a total of $21.6 million remained available under the Agreement. The Company did not sell shares of common stock under the Agreement during the year ended December 31, 2022 and December 31, 2021. The Agreement expired in August 2022.
The Company also entered into a Registration Rights Agreement with Aspire Capital in connection with its entry into the Agreement, which also expired in August 2022.
Equity Offerings
In March 2021, we entered into a sales agreement, or the 2021 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, and JonesTrading Institutional Services LLC , or JonesTrading, to sell from time to time up to $100.0 million of our common stock through an “at-the-market offering” program under which Cantor and JonesTrading act as sales agents. To date, we have sold 4,583,695 shares, representing gross proceeds of $6.3 million.
Debt Financing
In April 2020, we entered into a promissory note evidencing an unsecured $0.9 million loan, or the PPP Loan, under the Paycheck Protection Program, or PPP, of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act as administered by the U.S. Small Business Administration, or the SBA. Under the terms of the CARES Act, and the Paycheck Protection Program Flexibility Act of 2020, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. We applied for such forgiveness in 2020 and received notification in June 2021 that the SBA had forgiven the PPP Loan in full, including interest accrued on the PPP Loan. During the year ended December 31, 2021, the Company recorded a gain of $0.9 million to Other income (expense), net for extinguishment of the debt.
Royalty Interest Purchase Agreement
In March 2019, we and Curis Royalty entered into the royalty interest purchase agreement, or Oberland Purchase Agreement, with the Purchasers. We sold to the Purchasers a portion of our rights to receive royalties from Genentech on potential net sales of Erivedge.
As upfront consideration for the purchase of the royalty rights, at closing the Purchasers paid to Curis Royalty $65.0 million less certain transaction expenses. Curis Royalty will also be entitled to receive up to $53.5 million in milestone payments based on sales of Erivedge if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026. For further discussion please refer to Note 9, “Liability Related to the Sale of Future Royalties,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K.

Table of Content
On March 3, 2023, Curis and Curis Royalty received a letter from counsel to Oberland Capital Management, LLC, the Purchasers and the Agent alleging defaults under the Oberland Purchase Agreement. The letter further alleges that these alleged defaults are events of default under the Oberland Purchase Agreement and that each alleged default separately entitles the Purchasers to exercise the put option, which would require Curis Royalty to repurchase the Purchased Receivables at the Put/Call Price. The Purchasers have not attempted to exercise that put option but have purported to reserve their alleged right to exercise it without further notice. As of the date of the filing of this annual report on Form 10-K, the estimated amount of the Put/Call Price is up to $72.5 million. The Purchasers have also reserved other asserted rights in respect of the alleged defaults, including the asserted right to seek judicial remedies, including for damages and rescission, and to assert alleged claims against Curis and Curis Royalty for indemnification on the basis of material breach and fraud in the inducement. Curis and Curis Royalty dispute these allegations. However, if Oberland elects to pursue these claims, and if Curis and Curis Royalty are unsuccessful in defending against these claims, it could have a material adverse impact on Curis and Curis Royalty, including their ability to continue as a going concern.
For a further discussion please refer to “Financial Operations Overview–Liability Related to the Sale of Future Royalties” above. For a further discussion of risks related to the letter from Oberland Capital Management, LLC, the Purchasers and the Agent, please refer to “Risk Factors – Risks Related to our Financial Results and Need for Financing - In connection with the Oberland Purchase Agreement, we transferred and encumbered certain royalty and royalty related payments on commercial sales of Erivedge, Curis Royalty granted a first priority lien and security interest in all of its assets, including its rights to the Erivedge royalty payments, and we granted the Purchasers a first priority lien and security interest in our equity interest in Curis Royalty. As a result, in the event of a default by us or Curis Royalty we could lose all retained rights to future royalty and royalty related payments, we could be required to repurchase the Purchased Receivables at a price that is a multiple of the payments we have received, and our ability to enter into future arrangements may be inhibited, all of which could have a material adverse effect on our business, financial condition and stock price.”
Milestone Payments and Monetization of Royalty Rights
We began receiving royalty revenues in 2012 in connection with Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. Erivedge royalty revenues received after December 2012 have been used to repay Curis Royalty’s outstanding principal and interest under credit agreements. A portion of Erivedge royalty and royalty-related revenue payments will be paid to the Purchasers pursuant to the Oberland Purchase Agreement. We also remain entitled to receive any contingent payments upon achievement of clinical development objectives and royalty payments related to sales of Erivedge pursuant to our collaboration agreement with Genentech and certain contingent payments upon achievement of contractually specified royalty revenue payment amounts related to sales of Erivedge pursuant to the Oberland Purchase Agreement. Upon receipt of any such payments, as well as on royalties received, we are required to make payments to certain university licensors totaling 5% of these amounts, subject to expiration of our obligations.
Cash Flows from Operating Activities
Cash flows from operating activities consist of our net loss adjusted for various non-cash items and changes in operating assets and liabilities. Cash used in operating activities during 2022 and 2021 was $54.3 million and $37.6 million, respectively. Net cash used in operations increased $16.7 million in 2022 compared to 2021 primarily due to increased research and development expenses and timing of payments.
Cash flows From Investing Activities
Investing activities provided $33.0 million of cash in 2022 and used $47.9 million of cash in 2021. Cash provided by investing activities in 2022 was due to sales and maturities of investments partially offset by purchases of investments. Cash used by investing activities in 2021 was due to purchases of investments partially offset by sales and maturities of investments.
Cash Flows From Financing Activities
Financing activities provided $0.9 million of cash in 2022 and used $4.2 million of cash in 2021. Cash provided by financing activities in 2022 was due to proceeds from the 2021 Sales Agreement, offset by payments related to the royalty interest for the Oberland Purchase Agreement. Cash used in financing activities in 2021 was primarily due to payments related to the royalty interest for the Oberland Purchase Agreement.
Funding Requirements

Table of Content
We have incurred significant losses since our inception. As of December 31, 2022, we had an accumulated deficit of approximately $1.1 billion. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for emavusertib as well as development candidates we have and continue to license under our collaborations with Aurigene and ImmuNext. We will require substantial additional capital to fund the further development of these programs, as well as to fund our general and administrative costs and expenses. Moreover, our agreements with collaborators impose significant potential financial obligations on us. For example, under our collaboration, license and option agreement with Aurigene, we are required to make milestone, royalty and option fee payments for discovery, research and preclinical development programs that will be performed by Aurigene, which impose significant potential financial obligations on us. In addition, if we choose to exercise our option under the ImmuNext Agreement, we will be required to make milestone, royalty, and option fee payments in connection with the development of CI-8993.
Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments of $85.6 million as of December 31, 2022, should enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. If we are unable to obtain sufficient funding, we will be forced to delay, reduce in scope or eliminate some of our research and development programs, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, any of our product candidates, which could adversely affect our business prospects and our ability to continue operations, and would have a negative impact on our financial condition and our ability to pursue our business strategies. For example, in November 2022 we announced that to further advance the development of emavusertib, we are concentrating our resources to focus on and accelerate emavusertib. Resources have been reallocated to the emavusertib programs and resources dedicated to all other pipeline programs have been reduced. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us, or at all. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. Our failure to raise capital through a financing or strategic alternative as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise sufficient capital we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
Furthermore, there are a number of factors that may affect our future capital requirements and further accelerate our need for additional working capital, many of which are outside our control, including the following:
•unanticipated costs in our research and development programs, such as costs relating to our efforts to resolve the continuing partial clinical hold imposed by the FDA on our TakeAim Leukemia Phase 1/2 trial;
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
•unexpected losses in our cash investments or an inability to otherwise liquidate or access our cash investments due to unfavorable conditions in the capital markets, including volatility and instability in the capital markets; and
•our ability to continue as a going concern.
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

Table of Content
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
Contractual Obligations
Our headquarters consist of office and laboratory space in Lexington, Massachusetts. We occupy approximately 31,112 feet of space under a seven-year lease agreement, which we entered into in December 2019 and which was amended in January 2022. Following the lease amendment, we expect the lease to end as of December 31, 2025. In addition to the base rent, we are responsible for our share of operating expenses and real estate taxes for a portion of the leased space, in accordance with the terms of the lease agreement. The future minimum lease payments and related obligations under the agreement are $4.7 million over three years. In addition, our cash commitments for outside service obligations are $0.5 million over three years.
New Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies," to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K for a description of recent accounting pronouncements applicable to our business.
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.
ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Curis, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Curis, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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

Table of Content
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
Liability Related to the Sale of Future Royalties
As described in Note 9 to the consolidated financial statements, the Company entered into a royalty interest purchase agreement (“Oberland Purchase Agreement”) in 2019 with entities managed by Oberland Capital Management, LLC (“the Purchasers”). The Company sold to the Purchasers a portion of its rights to receive royalties from Genentech on potential net sales of Erivedge. As a result of the obligation to pay future royalties to the Purchasers, management recorded the proceeds from this transaction as a liability on its consolidated balance sheet accounted for using the interest method over the estimated life of the Oberland Purchase Agreement. Management determined the fair value of the liability related to the sale of future royalties at the time of the Oberland Purchase Agreement to be $65.0 million. As of December 31, 2022, the liability related to the sale of future royalties was $49.5 million. The projected amount of royalty payments expected to be paid to the Purchasers involves the use of significant estimates and assumptions with respect to the revenue growth rate in the Company's projections of sales of Erivedge.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, testing management’s process for estimating the fair value of the liability related to the sale of future royalties and testing management’s cash flow projections used to estimate the fair value of the liability. Testing management’s process included evaluating the appropriateness of the valuation method, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of the revenue growth rate significant assumption. Evaluating the reasonableness of the revenue growth rate involved (i) testing historical royalty payments received from Genentech, (ii) confirming information and amounts directly with Genentech, including evaluating this information for consistency with the contractual terms of the agreement, and (iii) testing management’s process for estimating future Erivedge sales by comparing prior period revenue estimates to actual revenue amounts based on payments received.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 13, 2023

We have served as the Company's auditor since 2002.

Table of Content
CURIS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$19,658	$40,014
Short-term investments	65,965	75,870
Accounts receivable	2,975	3,224
Prepaid expenses and other current assets	3,521	3,267
Total current assets	92,119	122,375
Long-term investments	—	23,964
Property and equipment, net	689	505
Restricted cash, long-term	635	726
Operating lease right-of-use asset	4,401	5,749
Goodwill	8,982	8,982
Other assets	2,022	—
Total assets	$108,848	$162,301
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,193	$6,417
Accrued liabilities	5,679	6,339
Current portion of operating lease liability	1,141	682
Total current liabilities	10,013	13,438
Long-term operating lease liability	2,800	4,358
Liability related to the sale of future royalties, net	49,483	53,798
Total liabilities	62,296	71,594
Commitments and contingencies, Note 7
Stockholders’ equity (deficit):
Common stock, $0.01 par value—227,812,500 shares authorized, 96,607,586 shares issued and outstanding at December 31, 2022; 227,812,500 shares authorized, 91,645,369 shares issued and outstanding at December 31, 2021	966	916
Additional paid-in capital	1,194,769	1,182,225
Accumulated deficit	(1,148,997)	(1,092,325)
Accumulated other comprehensive loss	(186)	(109)
Total stockholders’ equity	46,552	90,707
Total liabilities and stockholders’ equity	$108,848	$162,301

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
CURIS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Years Ended December 31,
	2022	2021
Revenues, net:
Royalties	$10,278	$10,749
Other revenue	—	$1
Contra revenue, net	(116)	(101)
Total revenues, net	10,162	10,649
Operating expenses:
Cost of royalties	257	533
Research and development	43,277	34,884
General and administrative	19,648	17,297
Total operating expenses	63,182	52,714
Loss from operations	(53,020)	(42,065)
Other expense:
Interest income	1,119	211
Expense related to the sale of future royalties	(4,771)	(4,472)
Other income	—	890
Total other expense	(3,652)	(3,371)
Net loss	$(56,672)	$(45,436)
Net loss per common share (basic and diluted)	$0.61	$0.50
Weighted average common shares (basic and diluted)	93,392,515	91,569,154
Comprehensive loss:
Net Loss	(56,672)	(45,436)
Other comprehensive loss:
Unrealized loss on marketable securities	(77)	(106)
Total comprehensive loss	$(56,749)	$(45,542)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
CURIS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
December 31, 2020	91,502,461	$915	$1,176,647	$(1,046,889)	$(3)	$130,670
Recognition of stock-based compensation	—	—	5,279	—	—	5,279
Issuances of common stock under stock-based compensation plans	142,908	1	299	—	—	300
Exercise of stock options		—		—	—	—
Unrealized loss on marketable securities	—	—	—	—	(106)	(106)
Net loss	—	—	—	(45,436)	—	(45,436)
December 31, 2021	91,645,369	916	1,182,225	(1,092,325)	(109)	$90,707
Recognition of stock-based compensation	—	—	6,752	—	—	6,752
Issuances of common stock under stock-based compensation plans	378,522	4	244	—	—	248
Issuance of shares in connection with 2021 Sales Agreement, net of fees of $0.7 million for issuance of shares	4,583,695	46	5,548	—	—	5,594
Unrealized loss on marketable securities	—	—	—	—	(77)	(77)
Net loss	—	—	—	(56,672)	—	(56,672)
December 31, 2022	96,607,586	966	$1,194,769	$(1,148,997)	$(186)	$46,552
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
CURIS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(56,672)	$(45,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	233	158
Non-cash lease expense	1,158	828
Stock-based compensation expense	6,752	5,279
Non-cash expense related to the sale of future royalties	659	36
Amortization of premiums and (discounts) on marketable securities	351	1,402
Gain on forgiveness of PPP loan	—	(890)
Changes in operating assets and liabilities:
Accounts receivable	249	(181)
Prepaid expenses and other assets	(254)	(2,049)
Other assets	(2,022)	—
Accounts payable and accrued and other liabilities	(3,884)	4,965
Operating lease liability	(907)	(1,731)
Total adjustments	2,335	7,817
Net cash used in operating activities	(54,337)	(37,619)
Cash flows from investing activities:
Purchases of investments	(62,000)	(93,125)
Sales and maturities of investments	95,439	45,230
Purchases of property and equipment	(416)	—
Net cash provided by (used in) investing activities	33,023	(47,895)
Cash flows from financing activities:
Proceeds from issuance of common stock associated with 2021 Sales Agreement, net of issuance costs	5,594	—
Proceeds from issuance of common stock under the Company’s stock-based compensation plans	248	300
Payment of liability of future royalties, net of imputed interest	(4,975)	(4,472)
Net cash provided by (used in) financing activities	867	(4,172)
Net decrease in cash and cash equivalents and restricted cash	(20,447)	(89,686)
Cash and cash equivalents and restricted cash, beginning of period	40,740	130,426
Cash and cash equivalents and restricted cash, end of period	$20,293	$40,740
Supplemental cash flow data:
Cash paid for interest	4,112	4,437
Decrease in right-of-use assets and operating lease liabilities resulting from lease modification	191	—
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
Notes to Consolidated Financial Statements
(1)Nature of Business
Curis, Inc. is a biotechnology company seeking to develop and commercialize innovative drug candidates to treat cancer. Throughout these consolidated financial statements, Curis, Inc. and its wholly owned subsidiaries are collectively referred to as “the Company,” “Curis,” “we,” “us,” or “our.”
The Company conducts its research and development programs both internally and through strategic collaborations. The Company has prioritized its lead clinical stage drug candidate emavusertib, an orally available small molecule inhibitor of Interleukin-1 receptor associated kinase 4 (“IRAK4”).
In November 2022, the Company announced that to further advance the development of emavusertib, the Company is concentrating its resources to focus on and accelerate emavusertib. Resources have been reallocated to the emavusertib programs and resources dedicated to all other pipeline programs have been reduced. Deprioritization of other programs enabled a reduction of approximately 30% of the Company’s workforce. The Company’s deprioritized programs include: CI-8993, a monoclonal antibody designed to antagonize the V-domain Ig suppressor of T cell activation (“VISTA”) signaling pathway; fimepinostat, a small molecule that potently inhibits the activity of histone deacetylase and phosphotidyl-inositol 3 kinase enzymes; and CA-170, a small molecule antagonist of VISTA and PD-L1. The Company's pre-clinical development candidates include CA-327, an orally available small molecule antagonist of PD-L1 and TIM3.
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

In addition, the Company is a party to an option and license agreement with ImmuNext, Inc. ("ImmuNext"). Pursuant to the terms of the option and license agreement, the Company has an option, exercisable for a specified period as set forth in the option and license agreement, to obtain an exclusive license to develop and commercialize certain VISTA antagonizing compounds, including ImmuNext's lead compound, CI-8993, and products containing these compounds in the field of oncology.

The Company is subject to risks common to companies in the biotechnology industry as well as risks that are specific to the Company’s business, including, but not limited to: the Company’s ability to obtain adequate financing to fund its operations; the Company’s ability to advance and expand its research and development programs; the Company’s ability to execute on its overall business strategies; the Company’s ability to obtain and maintain necessary intellectual property protection; development by the Company’s competitors of new or better technological innovations; the Company’s ability to comply with regulatory requirements; the Company's ability to obtain and maintain applicable regulatory approvals and commercialize any approved product candidates; the ability of the Company and its wholly owned subsidiary, Curis Royalty, LLC (“Curis Royalty”), to satisfy the terms of the royalty interest purchase agreement (the “Oberland Purchase Agreement”) with entities managed by Oberland Capital Management, LLC (the “Purchasers”); and the Company’s ability to maintain its listing on the Nasdaq Global Stock Market.
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
The Company will require substantial funds to maintain research and development programs and support operations. The Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2022, the Company had an accumulated deficit of approximately $1.1 billion, incurred a net loss of $56.7 million and used $54.3 million of cash in operations for the year ended December 31, 2022. The Company expects to continue to generate operating losses in the foreseeable future. The Company anticipates that its $85.6 million of existing cash, cash equivalents and investments at December 31, 2022 will be sufficient to fund operations for at least 12 months from the date of issuance of these financial statements.

Table of Content
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
In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated and determined that there are no conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued.
(b)Use of Estimates and Assumptions
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosure of revenue, expenses and certain assets and liabilities at the balance sheet date. Such estimates include the performance obligations under the Company’s collaboration agreements; the collectability of receivables; the carrying value of goodwill; and the assumptions used in the Company’s valuation of stock-based compensation and the value of certain investments and liabilities. Actual results may differ from such estimates.
(c)Cash Equivalents, Restricted Cash, and Investments
Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. All other investments are marketable securities.
The Company classified $0.6 million and $0.7 million of its cash as restricted cash, as of December 31, 2022 and December 31, 2021, respectively. These amount represents the security deposit associated with the Company's Lexington, Massachusetts headquarters.
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
(d)Concentrations and Significant Customer Information
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company’s credit risk related to investments is reduced as a result of the Company’s policy to limit the amount invested in any one issue. As of December 31, 2022, the Company did not have a material concentration in any single investment.
The Company's operations are located entirely within the U.S. The Company's focus is primarily on the development of first-in-class and innovative therapeutics for the treatment of cancer. The Company's customer, Genentech, accounted for 100% of the total gross revenues for both the years ending December 31, 2022 and 2021.
The Company’s accounts receivable at December 31, 2022 and December 31, 2021 represents amounts due from collaborators, primarily for royalties earned on sales of Erivedge by Genentech and Roche.
The Company relies on third-parties to supply certain raw materials necessary to produce its drug candidates, including emavusertib, for preclinical studies and clinical trials. There are a small number of suppliers for certain raw materials that the Company uses to manufacture its drug candidates.

Table of Content
(e)Long-Lived Assets Other than Goodwill
    Long-lived assets other than goodwill consist of property and equipment. The Company applies the guidance in Financial Accounting Standards Board ("FASB") Codification Topic 360-10-05, Impairment or Disposal of Long-Lived Assets. If it were determined that the carrying value of the Company’s other long-lived assets might not be recoverable based upon the existence of one or more indicators of impairment, the Company would measure an impairment based on the difference between the carrying value and fair value of the asset. The Company did not recognize any material impairment charges for the years ended December 31, 2022 or December 31, 2021.
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
(f)Leases
The Company determines if an arrangement is a lease at contract inception. The Company made an accounting policy election to not recognize leases with an initial term of 12 months or less within its Consolidated Balance Sheets and to recognize those lease payments on a straight-line basis in its Consolidated Statements of Operations and Comprehensive Loss over the lease term. Operating lease assets represent the Company's right to use an underlying asset for the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
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
(g)Goodwill
The Company had goodwill of $9.0 million at December 31, 2022 and 2021, respectively. The Company applies the guidance in the FASB Codification Topic 350, Intangibles—Goodwill and Other. The Company performs its annual goodwill assessment as of December 31. As part of its annual goodwill assessment, the Company determined (1) it operates as a single reporting unit and (2) the fair value of the Company exceeded the carrying value of its net assets. Accordingly, no goodwill impairment was recognized for the years ended December 31, 2022 and 2021, respectively, and there have been no cumulative impairments.
(h)Other assets
Other assets consist of long-term prepayments and deposits.
(i)Revenue Recognition
The Company applies the revenue recognition guidance in accordance with FASB Codification Topic 606, Revenue from Contracts with Customers. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable, and collectability is reasonably assured. The Company exercises significant judgment in determining whether an arrangement contains multiple elements, and, if so, how much revenue is allocable to each element. In addition, the Company exercises its judgment in determining when its significant obligations have been met under such agreements and the specific time periods over which the Company recognized revenue, such as non-refundable, up-front license fees. To the extent that actual facts and circumstances differ from the Company's initial judgments, its revenue recognition with respect to such transactions would change accordingly and any such change could affect the Company's reported financial results.

Table of Content
Royalty Revenue
Since the first quarter of 2012, the Company has recognized royalty revenues related to Genentech’s and Roche’s sales of Erivedge. For arrangements that include sales based royalties, including milestone payments based on the level of sales, and where the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company expects to continue recognizing royalty revenue from Genentech’s sales of Erivedge in the U.S. and outside of the U.S. (see Note 11, Research and Development Collaborations). However, a significant portion of Erivedge royalties will be paid to the Purchasers pursuant to the Oberland Purchase Agreement (see Note 9, Liability Related to the Sale of Future Royalties).
Contra Revenue, Net
Contra revenue, net represents shared costs, primarily related to intellectual property, with the Company's collaboration partners.
(j)Cost of Royalties
Cost of royalty revenues consists of payments the Company is obligated to make to university licensors on royalties that Curis Royalty receives from Genentech on net sales of Erivedge. The Company's obligation is equal to 5% of the royalty payments that it receives from Genentech for a period of 10 years from the first commercial sale of Erivedge on a country-by-country basis, which occurred in February 2012 in the U.S. During the year ended December 31, 2022, the Company's obligation to one of the licensors expired for sales in the U.S. and expired entirely for the other licensor.
(k)Research and Development
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
(l)Basic and Diluted Loss per Common Share
Basic and diluted net losses per share were determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for all periods presented.
(m)Stock-Based Compensation
The Company accounts for stock-based compensation transactions using a grant-date fair-value based method under FASB Codification Topic 718, Compensation-Stock Compensation.
The Company measures compensation cost for stock-based compensation at fair value and recognizes the expense as compensation expense over the period that the recipient is required to provide service in exchange for the award, which generally is the vesting period. The Company uses the Black-Scholes option pricing model to measure the fair value of stock options. This model requires significant estimates related to the award’s expected life and future stock price volatility of the underlying equity security. Actual compensation expense recognized over the vesting period will only be for those shares that vest.
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
(n)Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired.
(o)Segment Reporting

Table of Content
The Company has determined that it operates in a single reportable segment, which is the research and development of innovative drug candidates for the treatment of human cancer.
(p)Interest Expense on Liability related to the Sale of Future Royalties
In March 2019 the Company entered into the Oberland Purchase Agreement. Pursuant to the terms of the Oberland Purchase Agreement the Company sold to the Purchasers a portion of its rights to receive royalties from Genentech on potential net sales of Erivedge. As a result of the obligation to pay future royalties to the Purchasers, the Company recorded the proceeds as a liability in its Consolidated Balance Sheet that is accounted for using the interest method over the expected life of the Oberland Purchase Agreement. As a result, the Company imputes interest on the transaction and records imputed interest expense at the estimated interest rate. The Company's estimate of the interest rate under the Oberland Purchase Agreement is based on the amount of royalty payments expected to be received by the Purchasers over the life of the arrangement.
(q)New Accounting Pronouncements
Recently Adopted
In June 2016, FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. In November 2019 the effective date for smaller reporting companies was extended to January 1, 2023 with the issuance of ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates. The Company adopted ASU No. 2016-13 as of January 1, 2021 and the adoption did not have a material impact on the Consolidated Financial Statements.
(3) Fair Value of Financial Instruments
The Company applies the provisions of Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”) for its financial assets and liabilities that are re-measured and reported at fair value each reporting period and the non-financial assets and liabilities that are re-measured and reported at fair value on a non-recurring basis. Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability. ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. Financial assets and liabilities are categorized within the valuation hierarchy based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy are defined as follows:

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
In accordance with the fair value hierarchy, the following table shows the fair value as of December 31, 2022 and 2021 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques

Table of Content
the Company used to determine their fair value.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
(in thousands)
As of December 31, 2022
Cash equivalents:
Money market funds	$15,215	$—	$—	$15,215
U.S. treasury securities and government agency obligations	—	2,998	—	2,998
Short-term investments:
Corporate debt securities and commercial paper	—	42,071	—	42,071
U.S. treasury securities and government agency obligations	—	23,894	—	23,894
Total	$15,215	$68,963	$—	$84,178

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
(in thousands)
As of December 31, 2021
Cash equivalents:
Money market funds	$33,944	$—	$—	$33,944
Short-term investments:
Corporate debt securities and commercial paper	—	75,870	—	75,870
Long-term investments:
Corporate debt securities and commercial paper	—	15,964	—	15,964
U.S. treasury securities and government agency obligations	—	8,000	—	8,000
Total assets at fair value	$33,944	$99,834	$—	$133,778
Accrued interest receivable on the Company's available-for-sale debt securities totaled $0.2 million and $0.4 million as of December 31, 2022 and 2021, respectively.
(4)Investments
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2022 are as follows:

(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
Corporate debt securities and commercial paper	$42,109	$2	$(40)	$42,071
U.S. treasury securities and government agency obligations	24,042	—	(148)	23,894
Total investments	$66,151	$2	$(188)	$65,965
The weighted average maturity of short-term investments was 0.3 years at December 31, 2022.

Table of Content
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2021 are as follows:

(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
Corporate debt securities and commercial paper	$75,896	$—	$(26)	$75,870
Long-term investments:
US government obligations	16,024	—	(60)	15,964
Corporate debt securities and commercial paper	8,023	—	(23)	8,000
Total investments	$99,943	$—	$(109)	$99,834
The weighted average maturity of short-term investments and long-term investments was 0.4 and 1.2 years, respectively, at December 31, 2021.
No credit losses on available-for-sale securities were recognized during the years ended December 31, 2022 and 2021. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.
The aggregate fair value of available-for-sale investments in a continuous unrealized loss position for 12 months or longer as of December 31, 2022 was $27.4 million. As of December 31, 2021, the Company held no investments that have been in a continuous unrealized loss position for 12 months or longer.
(5)Property and Equipment, Net
Property and equipment consist of the following:

	December 31,
(in thousands)	2022	2021
Laboratory equipment, computers and software	$1,776	$1,752
Leasehold improvements	257	214
Office furniture and equipment	1,113	764
	3,146	2,730
Less—Accumulated depreciation and amortization	(2,457)	(2,225)
Total	$689	$505
Depreciation and amortization expense related to property and equipment was $0.2 million for both the years ended December 31, 2022 and 2021.
(6)Accrued Liabilities
Accrued liabilities consist of the following:

	December 31,
(in thousands)	2022	2021
Compensation and related costs	$3,152	$3,260
R&D related costs	1,727	2,232
Professional and legal fees	762	644
Other	38	203
Total	$5,679	$6,339
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

Table of Content
In January 2022, the Company amended its lease agreement at 128 Spring Street ("Lease Amendment"). The Lease Amendment added approximately 9,340 square feet to the existing space for $30 per square foot, or $0.3 million per year in base rent subject to annual rent increases. Rent for the additional space is paid on a “gross amount” basis and the Company is not obligated to reimburse the landlord for taxes or operating expenses on the additional space. Payments under the Lease Amendment commenced when the Company took possession of the space during the second quarter of 2022. The Lease Amendment expires December 31, 2025. In addition, the Lease Amendment provides the Company and the landlord each with an option to terminate the lease agreement before the original lease term expires on April 30, 2027. The Company's early termination option becomes effective on the lease commencement date of a new lease for larger premises within the landlord’s commercial real estate portfolio (“New Lease”), and the Company may exercise its early termination option by providing the landlord with written notice of such election to terminate the lease agreement concurrently with the execution of the New Lease. The landlord has the option to terminate the lease agreement early by providing written notice to the Company eighteen months prior to December 31, 2025. The Company expects the lease to end as of December 31, 2025.
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
The shortened lease term and resulting remeasurement for the modification resulted in a decrease to the lease liability and the right-of-use asset. The additional space provided under the Lease Amendment and resulting remeasurement for the modification resulted in an increase to the lease liability and the right-of-use asset. During the year ended December 31, 2022, the Company recognized a net decrease of $0.2 million to the lease liability and right-of-use asset as a result of the modification.
The discount rate associated with the Company’s right-of-use asset is 10.0%. The total cash obligation for the base rent over the six-year term of this lease is approximately $8.8 million, of which $1.3 million was paid during the year ended December 31, 2022.
The Company's lease is an operating lease. The following table summarizes the presentation in the Company's Consolidated Balance Sheet for the operating lease:

	December 31,
(in thousands)	2022	2021
Assets:
Operating lease right-of-use asset	$4,401	$5,749

Liabilities:
Operating lease liability - short-term	$1,141	$682
Operating lease liability - long-term	$2,800	$4,358
Total operating liability	$3,941	$5,040

Table of Content
The following table summarizes the effect of lease costs in our Consolidated Statements of Operations and Comprehensive Loss:

	For the Year Ended December 31,
(in thousands)	2022	2021
Operating lease cost
Research and development	$1,187	$1,042
General and administrative	382	311
	$1,569	$1,353
The Company’s lease payments through the end of the lease is expected to be as follows:

Year Ending December 31,	(in thousands)
2023	$1,471
2024	1,515
2025	1,561
Total lease payments	$4,547
Less: interest	606
Present value of operating lease liabilities	$3,941
(b)License and Funding Agreements
In exchange for the right to use licensed technology in its research and development efforts, the Company has entered into various license agreements and funding agreements. These license agreements generally stipulate that the Company pay an annual license fee and is obligated to pay royalties on future revenues, if any, resulting from use of the underlying licensed technology. Such revenues may include up-front license fees, contingent payments upon collaborators’ achievement of development and regulatory objectives, and royalties. In addition, some of the agreements commit the Company to make contractually defined payments upon the attainment of scientific or clinical milestones. The Company expenses these payments as they are incurred and expenses royalty payments as related future product sales or as royalty revenues are recorded. The Company accrues expenses for scientific and clinical objectives over the period that the work required to meet the respective objective is completed, provided that the Company believes that the achievement of such objective is probable. For the years ended December 31, 2022 and 2021, the Company also recognized $0.3 million and $0.5 million, respectively, as cost of royalty revenues in its Consolidated Statements of Operations and Comprehensive Loss (see Note 11(a), Research and Development Collaborations - Genentech).
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
(9)Liability Related to the Sale of Future Royalties
In March 2019, the Company and Curis Royalty entered into the royalty interest purchase agreement (“Oberland Purchase Agreement”) with TPC Investments I LP and TPC Investments II LP ("the Purchasers"), each of which is a Delaware limited partnership managed by Oberland Capital Management, LLC, and Lind SA LLC, a Delaware limited liability company managed by Oberland Capital Management, LLC, as collateral agent for the Purchasers. The Company sold to the Purchasers a portion of its rights to receive royalties from Genentech on potential net sales of Erivedge. Concurrently with the closing of the Oberland Purchase Agreement, Curis Royalty used a portion of the proceeds to terminate and repay the then existing loan with Healthcare Royalty Partners III, L.P.
As upfront consideration for the purchase of the royalty rights, at closing the Purchasers paid to Curis Royalty $65.0 million less certain transaction expenses. Curis Royalty will also be entitled to receive up to $53.5 million in milestone

Table of Content
payments based on sales of Erivedge if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026.
The Oberland Purchase Agreement provides that after the occurrence of an event of default as defined under the security agreement by Curis Royalty, the Purchasers shall have the option, for a period of 180 days, to require Curis Royalty to repurchase a portion of certain royalty and royalty related payments, excluding a portion of non-U.S. royalties retained by Curis Royalty, referred to as the Purchased Receivables, at a price, referred to as the Put/Call Price, equal to 250% of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. The Company concluded the put option is an embedded derivative that requires bifurcation from the deferred royalty obligation and evaluates the fair value of the put option each reporting period. The estimated fair value of the put option is immaterial as of December 31, 2022 and 2021, respectively. Additionally, Curis Royalty shall have the option at any time to repurchase the Purchased Receivables at the Put/Call Price as of the date of such repurchase. No events of default occurred as of December 31, 2022.
As a result of the obligation to pay future royalties to the Purchasers, the Company recorded the proceeds as a liability on its Consolidated Balance Sheets. It accounts for the liability and interest expense using the interest method over the expected life of the Oberland Purchase Agreement. As a result, the Company imputes interest on the transaction and records imputed interest expense at the estimated interest rate. The Company's estimate of the interest rate under the Oberland Purchase Agreement is based on the amount of royalty payments expected to be received by the Purchasers over the life of the Oberland Purchase Agreement. The projected amount of royalty payments expected to be paid to the Purchasers involves the use of significant estimates and assumptions with respect to the revenue growth rate in the Company's projections of sales of Erivedge. The Company periodically assesses the expected royalty payments to Curis Royalty from Genentech using a combination of historical results and forecasts from market data sources. To the extent such payments are greater or less than its initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liability.
The Company determined the fair value of the liability related to the sale of future royalties at the time of the Oberland Purchase Agreement to be $65.0 million, with a current effective annual imputed interest rate of 6.2%. The Company incurred $0.6 million of transaction costs in connection with the Oberland Purchase Agreement. These transaction costs will be amortized to imputed interest expense over the estimated term of the Oberland Purchase Agreement. The carrying value of the liability related to the sale of future royalties approximates fair value as of December 31, 2022 and is based on our current estimates of future royalties expected to be paid the Purchasers over the life of the arrangement, which are considered Level 3 inputs.
The following table shows the activity with respect to the liability related to the sale of future royalties during the years ended December 31, 2021 and December 31, 2022:

(in thousands)
Carrying value of liability related to the sale of future royalties at January 1, 2021	$58,235
Other	61
Imputed interest expense	4,411
Less: payments to Oberland Capital, LLC	(8,909)
Carrying value of liability related to the sale of future royalties at December 31, 2021	$53,798
Other	739
Imputed interest expense	4,033
Less: payments to Oberland Capital, LLC	(9,087)
Carrying value of liability related to the sale of future royalties at December 31, 2022	$49,483
On March 3, 2023, Curis and Curis Royalty received a letter from counsel to Oberland Capital Management, LLC, the Purchasers and the Agent alleging defaults under Sections 4.04 and 6.04(b) of the Oberland Purchase Agreement and demanding cure of the asserted default under Section 6.04(b) of the Oberland Purchase Agreement. The asserted basis for the alleged defaults is that Curis and Curis Royalty were required to disclose, and failed to disclose, certain information prior to execution of the Oberland Purchase Agreement and that Curis and Curis Royalty have since failed to disclose certain information that has been requested by the Purchasers pursuant to Section 6.04(b) of the Oberland Purchase Agreement. The letter further alleges that these alleged defaults are events of default under the Oberland Purchase Agreement and that each alleged default separately entitles the Purchasers to exercise the put option described above, which would require Curis Royalty to repurchase the Purchased Receivables at the Put/Call Price. The Purchasers have not attempted to exercise that put option but have purported to reserve their alleged right to exercise it without further notice. As of the date of the filing of this annual report

Table of Content
on Form 10-K, the estimated amount of the Put/Call Price is up to $72.5 million. The Purchasers have also reserved other asserted rights in respect of the alleged defaults, including the asserted right to seek judicial remedies, including for damages and rescission, and to assert alleged claims against Curis and Curis Royalty for indemnification on the basis of material breach and fraud in the inducement. Curis and Curis Royalty dispute these allegations.
However, if Oberland elects to pursue these claims, and if Curis and Curis Royalty are unsuccessful in defending against these claims, it could have a material adverse impact on Curis and Curis Royalty, including their ability to continue as a going concern.
(10)Common Stock
(a)Charter Amendments
In May 2021, the Company's stockholders approved an increase to the number of authorized shares of its common stock from 151,875,000 shares to 227,812,500 shares.
(b)2021 Sales Agreement with Cantor Fitzgerald & Co. and JonesTrading Institutional Services LLC
In March 2021, the Company entered into a sales agreement (the “2021 Sales Agreement”) with Cantor Fitzgerald & Co.("Cantor") and JonesTrading Institutional Services LLC ("JonesTrading") to sell from time to time up to $100.0 million of the Company’s common stock through an “at-the-market offering” program under which Cantor and JonesTrading act as sales agents. Subject to the terms and conditions of the 2021 Sales Agreement, Cantor and JonesTrading can sell the common stock by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).
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
The Company sold 4,583,695 shares of common stock under the 2021 Sales Agreement during the year ended December 31, 2022, representing gross proceeds of $6.3 million. As of December 31, 2022, $93.7 million remained available for sale under the 2021 Sales Agreement.
(c)Aspire Capital Fund, LLC
In February 2020, the Company entered into a common stock purchase agreement (the “Agreement”) for the sale of up to $30.0 million of the Company's common stock with Aspire Capital Fund, LLC ("Aspire Capital"). During 2020, the Company issued 7,990,516 shares of the Company’s common stock to Aspire Capital for aggregate proceeds of $8.4 million. As of December 31, 2021, a total of $21.6 million remained available under the Agreement. The Company did not sell shares of common stock under the Agreement during the year ended December 31, 2022. The Agreement expired in August 2022.
The Company also entered into a Registration Rights Agreement with Aspire Capital in connection with its entry into the Agreement, which also expired in August 2022.
(11)Research and Development Collaborations
(a)Genentech
In June 2003, the Company licensed its proprietary Hedgehog pathway antagonist technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the U.S. and by Genentech's parent company, Roche, outside of the U.S. for the treatment of advanced BCC. Pursuant to the agreement, the Company is eligible to receive up to an aggregate of $115.0 million in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and Roche of specified clinical development and regulatory objectives. Of this amount, the Company has received $59.0 million in cash milestone payments as of December 31, 2022.
In addition to these payments and pursuant to the collaboration agreement, the Company is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5%. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable regulatory authority in another country and is being sold in such country by a third-

Table of Content
party for use in the same indication as Erivedge, or, when there is no issued intellectual property covering Erivedge, in a territory in which sales are recorded.
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
The Company recognized $10.3 million and $10.7 million in royalty revenues, net under the Genentech collaboration during the years ended December 31, 2022 and 2021, respectively. The Company recorded $0.3 million and $0.5 million as cost of royalty revenues within the operating expenses section of its Consolidated Statements of Operations and Comprehensive Loss during the years ended December 31, 2022 and 2021, respectively. Cost of royalty revenues is comprised payments to university licensors on royalties that Curis Royalty earns in eligible territories in an amount that is equal to 5% of the royalty payments received from Genentech.
The Company has accounts receivables from Genentech under this collaboration of $3.0 million and $3.2 million as of December 31, 2022 and 2021, respectively, in its Consolidated Balance Sheets.
As further discussed in Note 9, Liability Related to the Sales of Future Royalties, a significant portion of royalty revenues received from Genentech on net sales of Erivedge will be paid to the Purchasers pursuant to the Oberland Purchase Agreement.
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
In September 2016, the Company and Aurigene entered into an amendment to the collaboration agreement. Under the terms of the amendment, in exchange for the issuance of shares of the Company's common stock, Aurigene waived payment of up to a total of $24.5 million in potential milestones and other payments associated with the first four programs in the collaboration that may have become due from the Company under the collaboration agreement. To the extent any of these waived milestones or other payments are not payable by the Company, for example in the event one or more of the milestone events do not occur, the Company will have the right to deduct the unused waived amount from any one or more of the milestone payment obligations tied to achievement of commercial milestone events. The amendment also provides that, in the event supplemental program activities are performed by Aurigene, the Company will provide up to $2.0 million of additional funding for each of the third and fourth licensed program.
In February 2020, the Company and Aurigene further amended their collaboration agreement. Under the terms of the amended agreement, Aurigene will fund and conduct a Phase 2b/3 randomized study evaluating CA-170, in combination with chemoradiation, in approximately 240 patients with non-squamous non-small cell lung cancer ("nsNSCLC"). In turn, Aurigene has rights to develop and commercialize CA-170 in Asia, in addition to its existing rights in India and Russia, based on the terms of the original agreement. The Company retains U.S., European Union, and rest of world rights to CA-170, and is entitled to receive royalty payments on potential future sales of CA-170 in Asia at percentage rates ranging from the high single digits up to 10% subject to specified reductions.
As of December 31, 2022, the Company has exercised its option to license the following four programs under the collaboration:
1.IRAK4 Program - a precision oncology program of small molecule inhibitors of IRAK4. The development candidate is emavusertib.
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

Table of Content
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
In addition to the collaboration agreement, in June 2017, the Company entered into a master development and manufacturing agreement with Aurigene for the supply of drug substance and drug product. Under this agreement, the Company incurred less than $0.1 million and $2.2 million in research and development expense during the years ended December 31, 2022 and 2021, respectively. The Company had $0.1 million in prepaid expenses as of December 31, 2022 associated with this agreement.
(c)ImmuNext
In January 2020, the Company entered into an option and license agreement with ImmuNext (the “ImmuNext Agreement”). Under the terms of the ImmuNext Agreement, the Company agreed to engage in a collaborative effort with ImmuNext, and to conduct a Phase 1 clinical trial of CI-8993. In exchange, ImmuNext granted the Company an exclusive option, exercisable until the earlier of (a) January 2024 or (b) 90 days after database lock for the first Phase 1 trial in which the endpoints are satisfied (the “Option Period”), to obtain an exclusive, worldwide license to develop and commercialize certain VISTA antagonizing compounds and products containing these compounds in the field of oncology. In consideration of the grant of the option, the Company made an upfront payment to ImmuNext of $1.3 million.
During the Option Period, the Company is obligated to pay a semi-annual fee of $0.4 million to ImmuNext and will conduct the Phase 1 trial, and ImmuNext will conduct certain agreed upon non-clinical research activities to support the Phase 1 trial, unless otherwise agreed to by both parties in writing. Additionally, the Company will assign to ImmuNext all right, title and interest in and to, inventions made by the Company alone or jointly with ImmuNext in conducting clinical and non-clinical activities under the ImmuNext Agreement and any patent rights covering those inventions. If the option is exercised, ImmuNext will assign to the Company (i) all such inventions that were made solely by the Company and any patent rights covering those inventions that were assigned by the Company to ImmuNext during the Option Period and (ii) a joint ownership interest in all such inventions that were made jointly by the Company and ImmuNext and patent rights covering those inventions that were assigned by the Company to ImmuNext during the Option Period, except for any of those inventions that relates to certain compounds to which ImmuNext has retained exclusive rights. In addition, the Company has agreed to reimburse ImmuNext for certain documented external costs and expenses incurred by ImmuNext in carrying out non-clinical research activities approved by the joint steering committee, up to $0.3 million per calendar year, unless otherwise agreed to by both parties in writing.
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
(12) Stock Plans and Stock-Based Compensation
As of December 31, 2022, the Company had two shareholder-approved, stock-based compensation plans: (i) the Fourth Amended and Restated 2010 Stock Incentive Plan (“2010 Plan”) and (ii) the Amended and Restated 2010 Employee Stock Purchase Plan, (“ESPP”). New employees are typically issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan.
The Fourth Amended and Restated 2010 Stock Incentive Plan
The 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s board of directors. In May 2021, the Company's shareholders approved the Company's Fourth Amended and Restated 2010 Stock Incentive Plan to reserve an additional 11,000,000 shares of common stock for issuance under the 2010 Plan. The Company can issue up to 23,190,000 shares of its common stock pursuant to awards granted under the 2010 Plan. Options vest and become exercisable based on a schedule determined by the board of directors and expire up to ten years from the date of grant. The 2010 Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights (“SARs”), will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3

Table of Content
shares per share under the award to be removed from the available share pool. As of December 31, 2022, the Company has only granted options to purchase shares of the Company’s common stock with an exercise price equal to the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date. As of December 31, 2022, 11,391,448 shares remained available for grant under the 2010 Plan.
Stock Options
During the year ended December 31, 2022, the Company’s board of directors granted options to purchase 3,663,800 shares of the Company’s common stock to officers and employees of the Company under the 2010 Plan. These options vest and become exercisable as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four-year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the Nasdaq Global Market on the grant date.
During the year ended December 31, 2022, the Company’s board of directors granted options to its non-employee directors to purchase 450,000 shares of common stock under the 2010 Plan, which will vest and become exercisable in one year from the date of grant. These options were granted at an exercise price that equaled the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date.
Nonstatutory Inducement Grants
For certain new employees the Company issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan. The option will vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option on each successive quarter thereafter. During the year ended December 31, 2022, the Company’s board of directors granted inducement equity awards of 2,140,950 shares of common stock. These options were granted at an exercise price that equaled the closing market price of the Company’s common stock on the Nasdaq Global Market on the grant date.

A summary of stock option activity under the 2010 Plan and inducement awards are summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000's)
Outstanding, December 31, 2021	10,363,769	$3.80	7.41
Granted	6,254,750	2.62
Exercised	—	—
Canceled	(2,945,263)	3.90
Outstanding, December 31, 2022	13,673,256	$3.24	6.51	$—
Exercisable at December 31, 2022	8,261,371	$3.30	5.00	$—
Vested and unvested expected to vest	13,673,256	$3.24	6.51	$—
The weighted average grant date fair values of stock options granted during the years ended December 31, 2022 and 2021 were $2.14 and $7.25, respectively, and were calculated using the following estimated assumptions under the Black-Scholes option pricing model:

	For the Year Ended December 31,
	2022	2021
Expected term (years)	5.5	5.5
Risk-free interest rate	1.4-4.1%	0.4-1.4%
Expected volatility	110-115%	107-111%
Expected dividend yield	None	None
As of December 31, 2022, there was approximately $10.9 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, that is expected to be recognized as expense over a weighted average period of 2.5 years. There were no employee stock options exercised during the year ended December 31, 2022.

Table of Content
Restricted Stock Awards
The following table presents a summary of outstanding RSAs under the 2010 Plan as of December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2021	10,312	$3.45
Awarded	—	—
Vested	(10,312)	3.45
Forfeited	—	—
Unvested, December 31, 2022	—	$—
As of December 31, 2022, there were no outstanding RSAs.
Amended and Restated 2010 Employee Stock Purchase Plan
The Company has reserved 2,000,000 of its shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning of the enrollment period or ending date of the any purchase period within a two-year enrollment period, as defined. The Company has four six-month purchase periods per each two-year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two-year enrollment resets at the new lower stock price. During the year ended December 31, 2022, 378,522 shares were issued under the ESPP. As of December 31, 2022, there were 1,175,008 shares available for future purchase under the ESPP.
For the years ended December 31, 2022 and 2021, the Company recorded compensation expense related to its ESPP and calculated the fair value of shares expected to be purchased under the ESPP using the Black-Scholes model.
Total Stock-Based Compensation Expense
For the years ended December 31, 2022 and 2021, the Company recorded employee and non-employee stock-based compensation expense to the following line items in its Operating Expenses section of the Consolidated Statements of Operations and Comprehensive Loss:

	For the Year Ended December 31,
	2022	2021
Research and development expenses	$2,798	$1,844
General and administrative expenses	3,954	3,435
Total stock-based compensation expense	$6,752	$5,279
No income tax benefits have been recorded for the years ended December 31, 2022 and 2021, as the Company has recorded a full valuation allowance and management has concluded that it is more likely than not that the net deferred tax assets will not be realized (see Note 14, Income Taxes).
(13)Retirement Savings Plan
The Company has a 401(k) retirement savings plan covering substantially all of the Company’s employees. For each of the years ended December 31, 2022, 2021, and 2020, the Company made matching contributions of $0.7 million and $0.4 million, respectively.
(14)Income Taxes
For the years ended December 31, 2022 and 2021, the Company did not record any federal or state income tax expense given its continued operating losses, all of which were attributable to the United States.

Table of Content
A reconciliation between income tax benefit and the expected tax benefit at the statutory rate for the years ended December 31, 2022 and 2021 are as follows:

	For the Year Ended December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	6.0%	6.2%
Research and development tax credits	3.3%	3.5%
Orphan drug tax credits	4.4%	2.9%
Expiration of NOLs/Credits	(3.2)%	(9.8)%
Permanent adjustments and other	(0.6)%	(0.2)%
Stock based compensation	—%	(9.4)%
Change in valuation allowance	(30.9)%	(14.2)%
Effective income tax rate	—%	—%
The principal components of the Company’s deferred tax assets at December 31, 2022 and December 31, 2021, respectively, are as follows:

	December 31,
	2022	2021
Deferred Tax Assets:
NOL carryforwards	$79,827	$68,802
Research and development tax credit carryforwards	15,996	14,801
Orphan drug tax credit carryforwards	22,565	20,096
Depreciation and amortization	6,449	7,493
Capitalized research and development expenditures	41,168	37,528
Stock options	4,506	3,344
Accrued expenses and other	1,067	916
Oberland agreement	13,285	14,637
Lease liability ASC 842	1,072	1,371
Total gross deferred tax asset	185,935	168,988
Valuation allowance	(184,738)	(167,424)
Net deferred tax asset	$1,197	$1,564

Deferred tax liabilities:
Right of use asset ASC 842	(1,197)	(1,564)
Total gross deferred tax liabilities	$(1,197)	$(1,564)

Net deferred tax assets (liabilities)	$—	$—
As of December 31, 2022, the Company had U.S. federal tax-effected net operating loss carryforwards of $66.7 million, of which $36.2 million will expire in years 2023 through 2037 and the remainder do not expire but are subject to 80% limitation. As of December 31, 2022, the Company had state net operating loss carryforwards of $13.2 million that will expire between years 2033 and 2042.
As of December 31, 2022 and 2021, the Company had federal research and development credit carryforwards of $12.2 million and $11.3 million, respectively. The credits will expire in the years 2023 through 2041.
As of December 31, 2022 and 2021, the Company had state research and development credit carryforwards of $3.8 million and $3.5 million, respectively. The credits will expire in the years 2023 through 2037, unless previously utilized.
As of December 31, 2022 and 2021, the Company had orphan drug tax credit carryforwards of $22.6 million and $20.1 million, respectively. These credits, if any, relate to qualified expenses incurred for fimepinostat and emavusertib since receiving the Orphan Drug designation.

Table of Content
The Tax Cuts and Jobs Act contained a provision which requires the capitalization of Section 174 costs incurred in the years beginning on or after Jan. 1, 2022. Section 174 costs are expenditures which represent research and development costs that are incident to the development or improvement of a product, process, formula, invention, computer software or technique. This provision changes the treatment of Section 174 costs such that the expenditures are no longer allowed as an immediate deduction but rather must be capitalized and amortized. We have included the impact of this provision, which results in a deferred tax asset of approximately $9.8 million as of December 31, 2022.
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. Accordingly, a valuation allowance of approximately $184.7 million has been established at December 31, 2022.
The valuation allowance increased approximately $17.3 million and $6.4 million during the years ended December 31, 2022 and 2021. The increases in the valuation allowance are primarily due to an increase in net deferred tax assets with an offsetting valuation allowance related to income recorded for tax related to the Oberland Purchase Agreement.
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
An individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. At December 31, 2022 and 2021, the Company had no unrecognized tax benefits. The Company has not, as yet, conducted a study of its R&D credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FASB Codification Topic 740 Income Taxes. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the Consolidated Balance Sheets or Consolidated Statement of Operations and Comprehensive Loss if an adjustment were required.
As of December 31, 2022, the Company is generally no longer subject to examination by taxing authorities for years prior to 2019. However, NOL’s and credits in the United States may be subject to adjustments by taxing authorities in future years in which they are utilized. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception.
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

Table of Content
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment our management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.
Based on our assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.OTHER INFORMATION
None.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors that is required by this Item 10 will be set forth in our proxy statement for our 2023 annual meeting of stockholders, or 2023 proxy statement, under the headings “Directors and Nominees for Director,” and “Board Committees” which information is incorporated herein by reference. The information concerning our code of ethics is set forth in our proxy statement under the heading “Code of Business Conduct and Ethics.” The name, age, and position of each of our executive officers is set forth under the heading “Information about our Executive Officers” in Part I of this annual report on Form 10-K, which information is incorporated herein by reference.
ITEM 11.EXECUTIVE COMPENSATION
Information required by this Item 11 will be set forth in our 2023 proxy statement under the headings “Executive and Director Compensation and Related Matters,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” which information is incorporated herein by reference. Pay versus performance disclosures under the heading "Pay Versus Performance" from our 2023 proxy statement is not incorporated herein by reference.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 relating to security ownership of certain beneficial owners and management will be set forth in our 2023 proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. Information required by this Item 12 relating to securities authorized for issuance under equity compensation plans will be set forth in our 2023 proxy statement under the heading “Executive and Director Compensation and Related Matters—Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 will be set forth in our 2023 proxy statement under the headings “Policies and Procedures for Related Person Transactions,” “Determination of Independence” and “Board Committees,” which information is incorporated herein by reference.

Table of Content
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 will be set forth in our 2023 proxy statement under the heading “Independent Registered Public Accounting Firm’s Fees and Other Matters,” which information is incorporated herein by reference.
PART IV
ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements.

(a)(2) Financial Statement Schedules.
All schedules are omitted because they are not applicable or the required information is shown in the Financial Statement or Notes thereto.
(a)(3) List of Exhibits.

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

	Articles of Incorporation and By-laws
3.1	Restated Certificate of Incorporation of Curis, Inc., as amended	Link	10-Q	11/9/2021	3.1
3.2	Certificate of Designations of Curis, Inc.	Link	S-3 (333-50906)	8/10/2001	3.2
3.3	Amended and Restated By-laws of Curis, Inc.	Link				X
	Instruments defining the rights of security holders, including indentures
4.1	Form of Curis Common Stock Certificate	Link	10-K	3/1/2004	4.1
4.2	Description of Registrants' Securities	Link				X
	Material contracts—Management Contracts and Compensatory Plans
#10.1	Employment Agreement, dated March 29, 2016, as amended September 24, 2018 by and between Curis, Inc. and James E. Dentzer.	Link	10-Q	11/1/2018	10.2
#10.2	Employment Agreement, dated August 4, 2022, by and between Curis, Inc. and Diantha Duvall	Link	10-Q	11/9/2022	10.1
#10.3	Employment Agreement, dated September 11, 2019, by and between Curis, Inc. and William E. Steinkrauss	Link	10-Q	11/5/2019	10.1
#10.4	Employment Agreement, dated June 1, 2018, by and between Curis, Inc. and Robert E. Martell, M.D., Ph.D.	Link	10-Q	8/2/2018	10.2

Table of Content

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

#10.5	Consulting Agreement, dated June 29, 2022, by and between Curis, Inc. and William E. Steinkrauss	Link	10-Q	8/4/2022	10.1
#10.6	Form of Indemnification Agreement, by and between Curis, Inc. and each non-employee director of the Board of Directors of Curis, Inc.	Link	10-Q	8/7/2014	10.3
#10.7	Curis 2010 Stock Incentive Plan	Link	Def 14A	4/16/2010	Exhibit A
#10.8	Curis 2010 Employee Stock Purchase Plan	Link	Def 14A	4/16/2010	Exhibit B
#10.9	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ 2010 Stock Incentive Plan	Link	8-K	6/4/2010	10.1
#10.10	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ 2010 Stock Incentive Plan	Link	8-K	6/4/2010	10.2
#10.11	Form of Restricted Stock Agreement for awards granted to directors and named executive officers under Curis’ 2010 Stock Incentive Plan	Link	8-K	6/4/2010	10.3
#10.12	Curis Amended and Restated 2010 Stock Incentive Plan, as amended	Link	8-K	5/28/2015	99.1
#10.13	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan, as amended	Link	10-K	3/8/2018	10.21
#10.14	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan, as amended	Link	10-K	3/8/2018	10.22
#10.15	Form of Restricted Stock Agreement for awards granted to directors and named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan, as amended	Link	10-K	3/8/2018	10.23
#10.16	Form of Incentive Stock Option Agreement (Online Acceptance) for awards granted to named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/9/2017	10.21
#10.17	Form of Nonstatutory Stock Option Agreement (Online Acceptance) granted to directors and named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/9/2017	10.22
#10.18	Curis Second Amended and Restated 2010 Stock Incentive Plan	Link	8-K	5/22/2017	99.1
#10.19	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ Second Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/8/2018	10.27

Table of Content

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

#10.20	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ Second Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/8/2018	10.28
#10.21	Form of Restricted Stock Agreement for awards granted to directors and named executive officers under Curis’ Second Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/8/2018	10.29
#10.22	Form of Nonstatutory Stock Option Agreement - Inducement Grant pursuant to Nasdaq Stock Market Rule 5635(c)(4)	Link	S-8	1/6/2017	99.1
#10.23	Curis Third Amended and Restated 2010 Stock Incentive Plan, as amended	Link	8-K	6/10/2020	99.1
#10.24	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ Third Amended and Restated 2010 Stock Incentive Plan	Link	10-K	2/24/2022	10.2
#10.25	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ Third Amended and Restated 2010 Stock Incentive Plan	Link	10-K	2/24/2022	10.2
#10.26	Curis Fourth Amended and Restated 2010 Stock Incentive Plan	Link	8-K	6/2/2021	99.1
#10.27	Curis Amended and Restated 2010 Employee Stock Purchase Plan, as amended	Link	10-K	3/8/2018	10.31
	Material contracts—Leases
10.28	Lease, dated December 5, 2019, by and between Curis, Inc. and 128 Spring Street Lexington, LLC relating to the premises at 128 Spring Street, Lexington, Massachusetts	Link	8-K	12/6/2019	10.1
10.29	First Amendment to Lease Agreement, dated January 27, 2022, by and between Curis, Inc. and 99 Hayden, LLC, successor-in-interest to 128 Spring Street Lexington, LLC	Link	8-K	2/2/2022	10.1
	Material contracts—Financing Agreements
10.30	Consent and Payment Direction Letter Agreement, dated November 20, 2012 and effective as of December 11, 2012 by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc.	Link	10-K	3/13/2013	10.32
10.31	Consent and Payment Direction Letter Agreement, dated March 3, 2017 by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc.	Link	10-K	3/9/2017	10.28
††10.32	Purchase and Sale Agreement, dated as of December 11, 2012 between Curis, Inc. and Curis Royalty LLC	Link				X
†10.33	Royalty Interest Purchase Agreement, dated March 22, 2019, by and between, Curis, Inc., Curis Royalty LLC, a wholly owned subsidiary of Curis, Inc., TPC Investments I LP and TPC Investments II LP	Link	10-K	3/26/2019	10.40

Table of Content

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form		SEC Filing Date	Exhibit Number	Filed with this 10-K

10.34	Security Agreement, dated March 22, 2019, by and between, Curis Royalty LLC, a wholly owned subsidiary of Curis, Inc., TPC Investments I LP and TPC Investments II LP	Link	10-K		3/26/2019	10.41
10.35	Pledge Agreement, dated March 22, 2019, by and between, Curis, Inc., TPC Investments I LP and TPC Investments II LP	Link	10-K		3/26/2019	10.42
10.36	Consent and Payment Direction Letter Agreement, dated March 22, 2019, by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc.	Link	10-K		3/26/2019	10.43
	Material contracts—License and Collaboration Agreements
†10.37	Collaborative Research, Development and License Agreement, dated June 11, 2003, by and between Curis, Inc. and Genentech, Inc.	Link	10-Q		8/6/2015	10.1
††10.38	Collaboration, License and Option Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K		2/24/2022	10.36
††10.39	First Amendment to Collaboration, License and Option Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K		2/24/2022	10.37
†10.40	Second Amendment to Collaboration, License and Option Agreement, dated February 5, 2020, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K	1	3/19/2020	10.41
†10.41	Option and License Agreement, dated January 6, 2020 by and between Curis, Inc and ImmuNext, Inc.	Link	10-K		3/19/2020	10.42
	Material contracts—Miscellaneous
10.42	Common Stock Purchase Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K		2/24/2015	10.34
10.43	Stock Purchase Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-Q		11/3/2016	10.3
10.44	Registration Rights Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K		2/24/2015	10.35
10.45	Registration Rights Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-Q		11/3/2016	10.4
10.46	Form of Securities Purchase Agreement, dated June 11, 2020, by and among Curis, Inc. and the Purchasers named therein	Link	8-K		6/11/2020	10.1
10.47	Sales Agreement, dated March 16, 2021, by and among Curis, Inc., Cantor Fitzgerald & Co. and JonesTrading Institutional Services, LLC	Link	S-3ASR		3/16/2021	1.2
	Code of Conduct
14	Amended and Restated Code of Business Conduct and Ethics	Link					X
	Additional Exhibits

Table of Content

Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

21	Subsidiaries of Curis	Link				X
23.1	Consent of PricewaterhouseCoopers LLP	Link				X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act	Link				X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act	Link				X
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350	Link				X
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350	Link				X
101.INS	InLine XBRL Instance Document					X
101.SCH	InLine XBRL Taxonomy Extension Schema Document					X
101.CAL	InLine XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	InLine XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	InLine XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	InLine XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File					X

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
Date: March 13, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES DENTZER	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2023
James Dentzer
/s/ DIANTHA DUVALL	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2023
Diantha Duvall
/s/ MARTYN D. GREENACRE	Chairman of the Board of Directors	March 13, 2023
Martyn D. Greenacre
/s/ ANNE E. BORGMAN	Director	March 13, 2023
Anne E. Borgman
/s/ JOHN A. HOHNEKER	Director	March 13, 2023
John A. Hohneker
/s/ KENNETH I. KAITIN	Director	March 13, 2023
Kenneth I. Kaitin
/s/ MARC RUBIN	Director	March 13, 2023
Marc Rubin