Form 10-Q
period 2023-03-31
CURIS INC
filed 2023-05-04
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
(Address of Principal Executive Offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: (617) 503-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	CRIS	Nasdaq Capital Market
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 27, 2023, there were 96,617,898 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements and Industry Data

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical fact contained in this report are statements that could be deemed forward-looking statements, including without limitation any statements with respect to the plans, strategies and objectives of management for future operations; statements concerning product research, development and commercialization plans, timelines and anticipated results; statements of expectation or belief; statements with respect to clinical trials and studies; statements with respect to royalties and milestones; statements with respect to the therapeutic potential of drug candidates; expectations of revenue, expenses, earnings or losses from operations, or other financial results; and statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words “anticipate(s)”, “believe(s)”, “focus(es)”, “could”, “estimate(s)”, “expect(s)”, “intend(s)”, “may”, “plan(s)”, “seek(s)”, “will”, “strategy”, “mission”, “potential”, “should”, “would” and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements may include, but are not limited to, statements about:
•our ability to successfully resolve the continuing partial clinical hold imposed by the U.S. Food and Drug Administration, or FDA, on our TakeAim Leukemia trial of emavusertib, and the likelihood that such partial clinical hold will be lifted;
•the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs, including our lead asset emavusertib;
•our estimates of the period in which we anticipate that existing cash and cash equivalents will enable us to fund our current and planned operations;
•our ability to obtain additional financing;
•our ability to establish and maintain collaborations;
•our plans to develop and commercialize our drug candidates;
•the timing or likelihood of regulatory filings and approvals;
•the implementation of our business model, strategic plans for our business, drug candidates and technology;
•our estimates regarding expenses, future revenue and capital requirements;
•developments and projections relating to our competitors and our industry;
•our commercialization, marketing and manufacturing capabilities and strategy;
•the rate and degree of market acceptance and clinical utility of our products;
•our competitive position;
•our intellectual property position; and
•our ability to maintain our current listing on Nasdaq.
Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. We therefore caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in these forward-looking statements include the factors discussed below under the heading “Risk Factor Summary” and the risk factors detailed further in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 and those included under Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

Risk Factor Summary
Investment in our securities involves risk. You should carefully consider the following summary of what we believe to be the principal risks facing our business, in addition to the risks described more fully in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 and those included under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and other information included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.
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
•We are dependent on the success of our most advanced drug candidate emavusertib, for which we are conducting the TakeAim Leukemia and TakeAim Lymphoma clinical trials. The FDA placed partial clinical holds on our TakeAim Leukemia Phase 1/2 trial and our TakeAim Lymphoma Phase 1/2 trial after we reported a serious adverse event in the TakeAim Leukemia Phase 1/2 trial. Our TakeAim Leukemia Phase 1/2 trial continues to be subject to a partial clinical hold and could take considerable time and expense to address and there can be no assurance that the FDA will remove the partial clinical hold in a timely manner, or at all. If we are unable to continue and complete the clinical development, obtain marketing approval and successfully commercialize emavusertib, either alone or with a collaborator, or if we experience significant delays in doing so, our business will be materially harmed.
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
•We rely in part on third parties to conduct clinical trials of our product candidates and for the research, development and commercialization of certain programs, and those third parties may not perform satisfactorily, including by failing to meet deadlines for the completion of such trials, research or testing.
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
•In the event of a default by us or Curis Royalty under the Oberland Purchase Agreement, as defined below, we could, among other consequences, lose our retained rights to future royalty and royalty related payments on commercial sales of Erivedge, be required to repurchase the Purchased Receivables, as defined below, at a price that is a multiple of the payments we have received, and our ability to enter into future arrangements may be inhibited, all of which could have a material adverse effect on our business, financial condition and stock price. In March 2023, Curis and Curis Royalty received a letter from counsel to Oberland Capital Management, LLC, the Purchasers, as defined below, and the Agent, as defined below, alleging defaults under Sections 4.04 and 6.04(b) of the Oberland Purchase Agreement and demanding cure of the asserted default under Section 6.04(b) of the Oberland Purchase Agreement. The letter further alleges that these alleged defaults are events of default under the Oberland Purchase Agreement and that each alleged default separately entitles the Purchasers to exercise the put option, which would require Curis Royalty to repurchase the Purchased Receivables at a price, referred to as the Put/Call Price, equal to 250% of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. As of March 31, 2023, the estimated amount of the Put/Call Price is up to $72.5 million. Curis and Curis Royalty dispute these allegations. However, if Oberland elects to pursue these claims, and if Curis and Curis Royalty are unsuccessful in defending against these claims, it could have a material adverse impact on Curis and Curis Royalty, including their ability to continue as a going concern.
•If we are not able to attract and retain key management and scientific personnel and advisors, we may not successfully develop our drug candidates or achieve our other business objectives.
•If we fail to meet the requirements for continued listing on Nasdaq, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.
•If we cannot access a portion of our existing cash, cash equivalents and investments due to conditions affecting the banking system and financial markets, it could have a material adverse effect on our business and financial condition.

PART I—FINANCIAL INFORMATION
Item 1.    UNAUDITED FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$31,696	$19,658
Short-term investments	40,063	65,965
Accounts receivable	2,314	2,975
Prepaid expenses and other current assets	3,937	3,521
Total current assets	78,010	92,119
Property and equipment, net	625	689
Restricted cash, long-term	635	635
Operating lease right-of-use asset	4,076	4,401
Other assets	2,216	2,022
Goodwill	8,982	8,982
Total assets	$94,544	$108,848
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,642	$3,193
Accrued liabilities	4,246	5,679
Current portion of operating lease liability	1,181	1,141
Total current liabilities	8,069	10,013
Long-term operating lease liability	2,492	2,800
Liability related to the sale of future royalties, net	47,393	49,483
Total liabilities	57,954	62,296
Stockholders’ equity:
Common stock, $0.01 par value—227,812,500 shares authorized; 96,617,898 shares issued and outstanding at March 31, 2023; 227,812,500 shares authorized; 96,607,586 shares issued and outstanding at December 31, 2022	966	966
Additional paid-in capital	1,196,171	1,194,769
Accumulated deficit	(1,160,556)	(1,148,997)
Accumulated other comprehensive loss	9	(186)
Total stockholders’ equity	36,590	46,552
Total liabilities and stockholders’ equity	$94,544	$108,848

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues, net	$2,297	$2,057
Costs and expenses:
Cost of royalties	24	82
Research and development	9,140	11,435
General and administrative	4,760	5,673
Total operating expenses	13,924	17,190
Loss from operations	(11,627)	(15,133)
Other income (expense):
Interest income	652	80
Expense related to the sale of future royalties	(584)	(1,056)
Total other income (expense)	68	(976)
Net loss	$(11,559)	$(16,109)
Net loss per common share (basic and diluted)	$(0.12)	$(0.18)
Weighted average common shares (basic and diluted)	96,613,544	91,645,369

Net loss	$(11,559)	$(16,109)
Other comprehensive income:
Unrealized gain (loss) on marketable securities	195	(342)
Comprehensive loss	$(11,364)	$(16,451)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
December 31, 2022	96,607,586	$966	$1,194,769	$(1,148,997)	$(186)	$46,552
Stock-based compensation	—	—	1,395	—	—	1,395
Issuance of common stock under employee benefit plans	10,312	—	7	—	—	7
Unrealized gain on marketable securities	—	—	—	—	195	195
Net loss	—	—	—	(11,559)	—	(11,559)
March 31, 2023	96,617,898	$966	$1,196,171	$(1,160,556)	$9	$36,590

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
December 31, 2021	91,645,369	$916	$1,182,225	$(1,092,325)	$(109)	$90,707
Stock-based compensation	—	—	1,718	—	—	1,718
Unrealized loss on marketable securities	—	—	—	—	(342)	(342)
Net loss	—	—	—	(16,109)	—	(16,109)
March 31, 2022	91,645,369	$916	$1,183,943	$(1,108,434)	$(451)	$75,974

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(11,559)	$(16,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64	36
Non-cash lease expense	324	239
Stock-based compensation expense	1,395	1,718
Non-cash expense related to the sale of future royalties	(77)	(18)
Net amortization of premiums and discounts on marketable securities	(145)	380
Changes in operating assets and liabilities:
Accounts receivable	661	1,164
Prepaid expenses and other assets	(610)	(158)
Accounts payable and accrued and other liabilities	(1,984)	(3,890)
Operating lease liability	(268)	(177)
Total adjustments	(640)	(706)
Net cash used in operating activities	(12,199)	(16,815)
Cash flows from investing activities:
Purchase of investments	(17,682)	(24,972)
Sales and maturities of investments	43,925	21,900
Purchases of property and equipment	—	(11)
Net cash provided by (used in) investing activities	26,243	(3,083)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee benefit plans	7	—
Payment of liability of future royalties, net of imputed interest	(2,013)	(1,648)
Net cash provided by (used in) financing activities	(2,006)	(1,648)
Net decrease in cash and cash equivalents and restricted cash	12,038	(21,546)
Cash and cash equivalents and restricted cash, beginning of period	20,293	40,740
Cash and cash equivalents and restricted cash, end of period	$32,331	$19,194
Supplemental cash flow data:
Issuance costs in accrued expenses and accounts payable	$—	$172
Cash paid for interest	$661	$1,074
Decrease in right-of-use assets and operating lease liabilities resulting from lease modification	$—	$(1,098)

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
The Company is party to an exclusive collaboration agreement with Aurigene Discovery Technologies Limited (“Aurigene”) for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology.
The Company is subject to risks common to companies in the biotechnology industry as well as risks that are specific to the Company’s business, including, but not limited to: the Company’s ability to obtain adequate financing to fund its operations; the Company’s ability to advance and expand its research and development programs; the Company’s ability to execute on its overall business strategies; the Company’s ability to obtain and maintain necessary intellectual property protection; development by the Company’s competitors of new or better technological innovations; the Company’s ability to comply with regulatory requirements; the Company’s ability to obtain and maintain applicable regulatory approvals and commercialize any approved product candidates; the ability of the Company and its wholly owned subsidiary, Curis Royalty, LLC (“Curis Royalty”), to satisfy the terms of the royalty interest purchase agreement (the “Oberland Purchase Agreement”) with entities managed by Oberland Capital Management, LLC (the “Purchasers”), and Lind SA LLC (the “Agent”), as collateral agent for the Purchasers; and the Company’s ability to maintain its current listing on Nasdaq.
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
The Company will require substantial funds to maintain research and development programs and support operations. The Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2023, the Company had an accumulated deficit of $1.2 billion, and for the three months ended March 31, 2023, the Company incurred a net loss of $11.6 million and used $12.2 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company anticipates that its $71.8 million of existing cash, cash equivalents and investments at March 31, 2023 will be sufficient to fund operations for at least 12 months from the date of filing this Quarterly Report on Form 10-Q.
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

2.     Summary of Significant Accounting Policies
(a)Basis of Presentation and Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the U.S. (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (“SEC”) on March 13, 2023.
In the opinion of the management of the Company, the unaudited Condensed Consolidated Financial Statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at March 31, 2023; the results of operations for the three-month period ended March 31, 2023 and 2022; stockholders' equity for the three-month period ended March 31, 2023 and 2022; and the cash flows for the three-month period ended March 31, 2023 and 2022. The Condensed Consolidated Balance Sheet at December 31, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
The Company classified $0.6 million of its cash as restricted cash as of March 31, 2023 and December 31, 2022. These amounts represent the security deposit associated with the Company’s Lexington, Massachusetts headquarters.
The Company’s short-term investments are marketable debt securities with original maturities of greater than three months from the date of purchase, but less than twelve months from the balance sheet date. Marketable securities consist of commercial paper, corporate bonds and notes, and/or government obligations. All of the Company’s investments have been designated available-for-sale and are stated at fair value. Unrealized gains and temporary losses on investments are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses, dividends and interest income are included in other income (expense) in the period during which the securities are sold. Any premium or discount arising at purchase is amortized and/or accreted to interest income.
(d)Leases
The Company determines if an arrangement is a lease at contract inception. The Company made an accounting policy election to not recognize leases with an initial term of 12 months or less within its Consolidated Balance Sheets and to recognize those lease payments on a straight-line basis in its Consolidated Statements of Operations and Comprehensive Loss over the lease term. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
As the Company’s lease does not provide an implicit interest rate, the Company uses its incremental borrowing rate, which is based on rates that would be incurred to borrow on a collateralized basis over a term equal to the lease payments in a similar economic environment, in determining the present value of lease payments.
The lease payment used to determine the operating lease asset may include lease incentives, stated rent increases and was recognized as an operating lease right-of-use asset in the Condensed Consolidated Balance Sheets. The Company’s lease agreements may include both lease and non-lease components, which are accounted for as a single lease component when the payments are fixed. Variable payments included in the lease agreement are expensed as incurred.

The Company’s operating lease is reflected in operating lease right-of-use asset and operating lease liability in the Condensed Consolidated Balance Sheets. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
(e)Other Assets
Other assets consist of long-term prepayments and deposits.
(f)Revenue Recognition
The Company applies the revenue recognition guidance in accordance with Financial Accounting Standards Board (“FASB”) Codification Topic 606, Revenue from Contracts with Customers. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable, and collectability is reasonably assured.
The Company recognizes royalty revenues related to Genentech’s and Roche’s sales of Erivedge. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and where the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company expects to continue recognizing royalty revenue from Genentech’s sales of Erivedge in the U.S. and in other markets where Genentech and Roche successfully obtain marketing approval, if any (see Note 8, Research and Development Collaborations). However, a substantial portion of potential Erivedge royalties will be paid to the Purchasers pursuant to the Oberland Purchase Agreement (see Note 7, Liability Related to the Sale of Future Royalties).
(g)Segment Reporting
The Company has determined that it operates in a single reportable segment, which is the research and development of innovative drug candidates for the treatment of human cancer.
(h)New Accounting Pronouncements
The Company assesses the applicability and impact of any recent Accounting Standards Updates (“ASUs”) issued by the FASB. Based on this assessment, recently issued ASUs were either not applicable or expected to have an immaterial impact on the Company’s Condensed Consolidated Financial Statements.
3.     Fair Value of Financial Instruments
The Company applies the provisions of Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), for its financial assets and liabilities that are re-measured and reported at fair value each reporting period and the non-financial assets and liabilities that are re-measured and reported at fair value on a non-recurring basis. Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. Financial assets and liabilities are categorized within the valuation hierarchy based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy are defined as follows:

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
In accordance with the fair value hierarchy, the following table shows the fair value as of March 31, 2023 and December 31, 2022 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value.

(in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2023:
Cash equivalents:
Money market funds	$27,864	$—	$—	$27,864
U.S. treasury securities and government agency obligations	—	1,998	—	1,998
Short-term investments:
Corporate debt securities and commercial paper	—	28,726	—	28,726
U.S. treasury securities and government agency obligations	—	11,337	—	11,337
Total	$27,864	$42,061	$—	$69,925

(in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2022:
Cash equivalents:
Money market funds	$15,215	$—	$—	$15,215
U.S. treasury securities and government agency obligations	—	2,998	—	2,998
Short-term investments:
Corporate debt securities and commercial paper	—	42,071	—	42,071
U.S. treasury securities and government agency obligations	—	23,894	—	23,894
Total	$15,215	$68,963	$—	$84,178
4.     Investments
The amortized cost, including interest receivable, unrealized gains and losses and fair value of investments available-for-sale as of March 31, 2023 are as follows:

(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
Corporate debt securities and commercial paper	$28,729	$—	$(3)	$28,726
U.S. treasury securities and government agency obligations	11,325	13	(1)	11,337
Total investments	$40,054	$13	$(4)	$40,063
Short-term investments have maturities ranging from one to twelve months with a weighted-average maturity of 0.3 years at March 31, 2023.
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
No credit losses on available-for-sale securities were recognized during the three months ended March 31, 2023 or 2022. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.
As of March 31, 2023, the Company held no investments that have been in a continuous unrealized loss position for 12 months or longer. The aggregate fair value of available-for-sale investments in a continuous unrealized loss position for 12 months or longer was $27.4 million as of December 31, 2022.
5.     Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Headcount related costs	$1,494	$3,152
Research and development costs	1,564	762
Professional and legal fees	1,110	1,727
Other	78	38
Total	$4,246	$5,679
6.     Lease
The Company has a single lease for real estate, including laboratory and office space, and certain equipment, in Lexington, Massachusetts which commenced on May 1, 2020. A portion of the Company’s leased space is subject to an early termination option that becomes effective on the lease commencement date of a new lease for larger premises within the landlord’s commercial real estate portfolio (“New Lease”), and the Company may exercise its early termination option by providing the landlord with written notice of such election to terminate the lease agreement concurrently with the execution of the New Lease. The landlord has the option to terminate the lease agreement early by providing written notice to the Company eighteen months prior to December 31, 2025. The Company expects the lease to end as of December 31, 2025.
As of March 31, 2023, the Company had an operating lease liability of $3.7 million and related right-of-use asset of $4.1 million related to its operating lease. As of December 31, 2022, the Company had an operating lease liability of $3.9 million and related right-of-use asset of $4.4 million related to its operating lease.
The Company recorded lease cost of $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.
The total cash obligation over the approximately six-year term of this lease is $8.8 million. The Company paid $0.4 million and $0.3 million during the three months ended March 31, 2023 and 2022, respectively. The discount rate associated with the Company’s right-of-use asset is 9.95%.
7.     Liability Related to the Sale of Future Royalties
In March 2019, the Company and Curis Royalty entered into the royalty interest purchase agreement (“Oberland Purchase Agreement”) with TPC Investments I LP and TPC Investments II LP (“the Purchasers”), each of which is a Delaware limited partnership managed by Oberland Capital Management, LLC, and Lind SA LLC (the “Agent”), a Delaware limited liability company managed by Oberland Capital Management, LLC, as collateral agent for the Purchasers. The Company sold to the Purchasers a portion of its rights to receive royalties from Genentech on potential net sales of Erivedge.
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
The Oberland Purchase Agreement provides that after the occurrence of an event of default as defined under the security agreement by Curis Royalty, the Purchasers shall have the option, for a period of 180 days, to require Curis Royalty to repurchase a portion of certain royalty and royalty related payments, excluding a portion of non U.S. royalties retained by Curis Royalty (referred to as the “Purchased Receivables”), at a price (referred to as the “Put/Call Price”), equal to 250% of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. The Company concluded the put option is an embedded derivative that requires bifurcation from the deferred royalty obligation and evaluates the fair value of the put option each reporting period. The estimated fair value of the put option is immaterial as of March 31, 2023 and December 31, 2022, respectively. Additionally, Curis Royalty shall have the option at any time to repurchase the Purchased

Receivables at the Put/Call Price as of the date of such repurchase. No events of default occurred as of March 31, 2023.
As a result of the obligation to pay future royalties to the Purchasers, the Company recorded the proceeds as a liability on its Condensed Consolidated Balance Sheets. It accounts for the liability and interest expense using the interest method over the expected life of the Oberland Purchase Agreement. As a result, the Company imputes interest on the transaction and records imputed interest expense at the estimated interest rate. The Company’s estimate of the interest rate under the Oberland Purchase Agreement is based on the amount of royalty payments expected to be received by the Purchasers over the life of the Oberland Purchase Agreement. The projected amount of royalty payments expected to be paid to the Purchasers involves the use of significant estimates and assumptions with respect to the revenue growth rate in the Company’s projections of sales of Erivedge. The Company periodically assesses the expected royalty payments to Curis Royalty from Genentech using a combination of historical results and forecasts from market data sources. To the extent such payments are greater or less than its initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liability.
The Company determined the fair value of the liability related to the sale of future royalties at the time of the Oberland Purchase Agreement to be $65.0 million, with a current effective annual imputed interest rate of 6.2%. The Company incurred $0.6 million of transaction costs in connection with the Oberland Purchase Agreement. These transaction costs will be amortized to imputed interest expense over the estimated term of the Oberland Purchase Agreement. The carrying value of the liability related to the sale of future royalties approximates fair value as of March 31, 2023 and is based on our current estimates of future royalties expected to be paid the Purchasers over the life of the arrangement, which are considered Level 3 inputs.
The following table shows the activity with respect to the liability related to the sale of future royalties during the three months ended March 31, 2023.

(in thousands)
Carrying value of liability related to the sale of future royalties at January 1, 2023	$49,483
Other	15
Imputed interest expense	569
Less: payments to the Purchasers	(2,674)
Carrying value of liability related to the sale of future royalties at March 31, 2023	$47,393
In March 2023, Curis and Curis Royalty received a letter from counsel to Oberland Capital Management, LLC, the Purchasers and the Agent alleging defaults under Sections 4.04 and 6.04(b) of the Oberland Purchase Agreement and demanding cure of the asserted default under Section 6.04(b) of the Oberland Purchase Agreement. The asserted basis for the alleged defaults is that Curis and Curis Royalty were required to disclose, and failed to disclose, certain information prior to execution of the Oberland Purchase Agreement and that Curis and Curis Royalty have since failed to disclose certain information that has been requested by the Purchasers pursuant to Section 6.04(b) of the Oberland Purchase Agreement. The letter further alleges that these alleged defaults are events of default under the Oberland Purchase Agreement and that each alleged default separately entitles the Purchasers to exercise the put option described above, which would require Curis Royalty to repurchase the Purchased Receivables at the Put/Call Price. The Purchasers have not attempted to exercise that put option but have purported to reserve their alleged right to exercise it without further notice. As of March 31, 2023, the estimated amount of the Put/Call Price is up to $72.5 million. The Purchasers have also reserved other asserted rights in respect of the alleged defaults, including the asserted right to seek judicial remedies, including for damages and rescission, and to assert alleged claims against Curis and Curis Royalty for indemnification on the basis of material breach and fraud in the inducement. Curis and Curis Royalty dispute these allegations.
However, if Oberland elects to pursue these claims, and if Curis and Curis Royalty are unsuccessful in defending against these claims, it could have a material adverse impact on Curis and Curis Royalty, including their ability to continue as a going concern.
8.     Research and Development Collaborations

(a)Genentech
In June 2003, the Company licensed its proprietary Hedgehog pathway antagonist technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the U.S. and by Genentech’s parent company, Roche, outside of the U.S. for the treatment of advanced BCC. The Company has received $59.0 million in cash milestone payments as of March 31, 2023.

In addition to these payments and pursuant to the collaboration agreement, the Company is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5%. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances.
The Company recognized $2.3 million and $2.1 million in royalty revenue under the Genentech collaboration during the three months ended March 31, 2023 and 2022, respectively. Cost of royalties comprises payments to university licensors and was immaterial for the three months ended March 31, 2023 and 2022.
The Company has accounts receivables from Genentech under this collaboration of $2.3 million and $3.0 million as of March 31, 2023 and December 31, 2022, respectively, in its Condensed Consolidated Balance Sheets.
As previously discussed in Note 7, Liability Related to the Sale of Future Royalties, a significant portion of royalty revenues received from Genentech on net sales of Erivedge will be paid to the Purchasers pursuant to the Oberland Purchase Agreement.
(b)Aurigene
The Company is party to an exclusive collaboration agreement with Aurigene for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and selected precision oncology targets. Under the collaboration agreement, Aurigene granted the Company an option to obtain exclusive, royalty-bearing licenses to relevant Aurigene technology to develop, manufacture and commercialize products containing certain of such compounds anywhere in the world, except for India and Russia, which are territories retained by Aurigene. Additionally, Aurigene retains the rights to develop and commercialize CA-170 in Asia, and the Company is entitled to receive royalty payments on potential future sales of CA-170 in Asia at percentage rates ranging from the high single digits up to 10% subject to specified reductions.
As of March 31, 2023, the Company has exercised its option to license the following four programs under the collaboration:
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
In addition to the collaboration agreement, the Company is party to a master development and manufacturing agreement with Aurigene for the supply of drug substance and drug product. Under this agreement, the Company incurred $0.2 million in research and development expense during the three months ended March 31, 2023.
(c)ImmuNext
The Company is party to an option and license agreement with ImmuNext (the “ImmuNext Agreement”). Under the terms of the ImmuNext Agreement, the Company agreed to engage in a collaborative effort with ImmuNext, and to conduct a Phase 1 clinical trial of CI-8993. In exchange, ImmuNext granted the Company an exclusive option, exercisable until the earlier of January 2024 or (b) 90 days after database lock for the first Phase 1 trial in which the endpoints are satisfied (the “Option Period”), to obtain an exclusive, worldwide license to develop and commercialize certain VISTA antagonizing compounds and products containing these compounds in the field of oncology.
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

9.     Common Stock
2021 Sales Agreement with Cantor Fitzgerald & Co. and JonesTrading Institutional Services LLC
The Company is party to a sales agreement (the “2021 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and JonesTrading Institutional Services LLC (“JonesTrading”) to sell from time to time up to $100.0 million of the Company’s common stock through an “at the market offering” program under which Cantor and JonesTrading act as sales agents. Subject to the terms and conditions of the 2021 Sales Agreement, Cantor and JonesTrading can sell the common stock by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).
Pursuant to the terms of the 2021 Sales Agreement, the aggregate compensation payable to each of Cantor and JonesTrading is 3% of the gross proceeds from sales of the common stock sold by Cantor or JonesTrading, as applicable.
The Company did not sell any shares of common stock under the 2021 Sales Agreement during the three months ended March 31, 2023 or 2022. As of March 31, 2023, $93.7 million remained available for sale under the 2021 Sales Agreement.
10.     Stock Plans and Stock-Based Compensation
As of March 31, 2023, the Company had two stockholder-approved, stock-based compensation plans: (i) the Fourth Amended and Restated 2010 Stock Incentive Plan (“2010 Plan”) and (ii) the Amended and Restated 2010 Employee Stock Purchase Plan, (“ESPP”). New employees are typically issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan (“Inducement Awards”).
The Fourth Amended and Restated 2010 Stock Incentive Plan
The 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s board of directors. The Company can issue up to 23,190,000 shares of its common stock pursuant to awards granted under the 2010 Plan. Options vest and become exercisable based on a schedule determined by the board of directors and expire up to ten years from the date of grant. The 2010 Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights (“SARs”), will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3 shares per share under the award to be removed from the available share pool. As of March 31, 2023, 7,455,780 shares remained available for grant under the 2010 Plan.
Stock Options
During the three months ended March 31, 2023, the Company’s board of directors granted options to purchase 4,403,600 shares of the Company’s common stock to the officers and employees of the Company under the 2010 Plan. These options vest and become exercisable as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four year period, and are exercisable at a price equal to the closing market price of the Company’s common stock on the grant date.
During the three months ended March 31, 2023, the Company’s board of directors granted options to its non-employee directors to purchase 425,000 shares of common stock under the 2010 Plan, which will vest and become exercisable in one year from the date of grant. These options were granted at an exercise price that equaled the closing market price of the Company’s common stock on the grant date.
Inducement Awards
For certain new employees, the Company issues Inducement Awards. These options vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option on each successive quarter thereafter. During the three months ended March 31, 2023, the Company’s board of directors granted Inducement Awards to purchase 135,450 shares of common stock. These options are granted at an exercise price that equals the closing market price of the Company’s common stock on the grant date.
A summary of stock option activity under the 2010 Plan and Inducement Awards are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2022	13,673,256	$3.24	6.51
Granted	4,964,050	0.70
Exercised	(10,312)	0.67
Canceled/Forfeited	(1,125,903)	3.91
Outstanding, March 31, 2023	17,501,091	$2.48	7.68	$—
Exercisable at March 31, 2023	8,404,265	$3.19	5.96	$—
Vested and unvested expected to vest at March 31, 2023	17,501,091	$2.48	7.68	$—
The weighted average grant date fair values of the stock options granted during the three months ended March 31, 2023 and 2022 were $0.59 and $2.62, respectively, and were calculated using the following estimated assumptions under the Black-Scholes option pricing model:

	Three Months Ended March 31,
	2023	2022
Expected term (years)	5.5	5.5
Risk free interest rate	3.6%	1.4-1.7%
Expected volatility	115% - 116%	110% - 111%
Expected dividends	None	None
As of March 31, 2023, there was approximately $12.4 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, which is expected to be recognized as expense over a weighted average period of 3.00 years. The intrinsic value of employee stock options exercised during the three months ended March 31, 2023 was immaterial. There were no employee stock options exercised during the three months ended March 31, 2022.
Amended and Restated 2010 Employee Stock Purchase Plan
The Company has reserved 2,000,000 shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning of the enrollment period or ending date of the purchase period within a two-year enrollment period, as defined. The Company has four six-month purchase periods per each two-year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two-year enrollment resets at the new lower stock price. During the three months ended March 31, 2023 and 2022, no shares were issued under the ESPP. As of March 31, 2023, there were 1,175,008 shares available for future purchase under the ESPP.
Stock-Based Compensation Expense
For the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense to the following line items in its costs and expenses section of the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended March 31,
(in thousands)	2023	2022
Research and development expenses	$629	$725
General and administrative expenses	766	993
Total stock-based compensation expense	$1,395	$1,718

11.     Loss Per Common Share
Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 2023 and 2022, because the effect of the potential common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist of stock options outstanding of 17,501,091 and 14,343,706 as of March 31, 2023 and 2022, respectively.
Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements, based on current expectations and related to future events and our future financial and operational performance, that involve risks and uncertainties. You should review the discussion above under the heading “Risk Factor Summary” and the risk factors detailed further in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 and those included under Part II, Item 1A of this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used throughout this report, the terms “the Company,” “we,” “us,” and “our” refer to the business of Curis, Inc. and its wholly owned subsidiaries, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc.

Overview
We are seeking to develop and commercialize innovative drug candidates to treat cancer. We pursue our product development initiatives and conduct our research and development programs both internally and through strategic collaborations. Our product development initiatives and research and development programs are discussed in more detail below.
Our lead clinical stage drug candidate is emavusertib, an orally available small molecule inhibitor of Interleukin-1 receptor-associated kinase 4, or IRAK4. Emavusertib is currently undergoing testing in a Phase 1/2 open-label, single arm dose escalating and expansion trial in patients with relapsed or refractory, or R/R, acute myeloid leukemia, or AML, and high-risk myelodysplastic syndromes, or hrMDS, also known as the TakeAim Leukemia Phase 1/2 trial. In April 2021, emavusertib was granted Orphan Drug Designation for the treatment of R/R AML and hrMDS by the U.S. Food and Drug Administration, or FDA.
We are also conducting a separate Phase 1/2 open-label dose escalating clinical trial in patients with relapsed or refractory hematologic malignancies, such as non-Hodgkin lymphomas, or NHL, including those with Myeloid Differentiation Primary Response Protein 88, or MYD88, alterations, also known as the TakeAim Lymphoma Phase 1/2 trial.
The FDA placed partial clinical holds on our TakeAim Leukemia Phase 1/2 trial and our TakeAim Lymphoma Phase 1/2 trial after we reported a serious adverse event in the TakeAim Leukemia Phase 1/2 trial. In August 2022, the FDA lifted the partial clinical hold on the TakeAim Lymphoma Phase 1/2 trial. In August 2022, the FDA notified us that we could resume enrollment of additional patients in the monotherapy dose finding phase (Phase 1a) of the TakeAim Leukemia Phase 1/2 trial at the 200mg dose level. The partial clinical hold remains in place for the monotherapy expansion phase (Phase 2a) and the combination therapy phase (Phase 1b) of emavusertib with azacitidine or venetoclax of the trial until Phase 1a is complete and the FDA lifts the partial clinical hold.
In June 2022, we provided initial preliminary clinical data for patients in the combination portion of the TakeAim Lymphoma Phase 1/2 trial, and we presented initial clinical data for patients from the TakeAim Leukemia Phase 1/2 trial in both January and December 2022.
Our pipeline also includes several compounds, including CI-8993, fimepinostat, CA-170, and CA-327 which have been deprioritized to enable us to focus our resources on emavusertib.
We are party to a collaboration with Genentech Inc., or Genentech, a member of the Roche Group, under which Genentech and F. Hoffmann-La Roche Ltd, or Roche, are commercializing Erivedge® (vismodegib), a first-in-class orally administered small molecule Hedgehog signaling pathway antagonist. Erivedge is approved for the treatment of advanced basal cell carcinoma, or BCC.
We are party to an exclusive collaboration agreement with Aurigene Discovery Technologies Limited, or Aurigene, for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology. As of March 31, 2023, we have licensed four programs under the Aurigene collaboration, including emavusertib.
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
Based on our clinical development plans for our pipeline, we intend to focus our available resources on the continued development of emavusertib, subject to resolution of the continuing partial clinical hold imposed by the FDA on the TakeAim Leukemia Phase 1/2 trial.
Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, and the monetization of certain royalty rights. We have never been profitable on an annual basis and had an accumulated deficit of $1.2 billion as of March 31, 2023. For the three months ended March 31, 2023, we incurred a net loss of $11.6 million and used $12.2 million of cash in operations.
We expect to continue to generate operating losses in the foreseeable future. Based on our current operating plan, we believe that our $71.8 million of cash, cash equivalents and investments as of March 31, 2023 should enable us to fund our operating expenses and capital expenditures for the next twelve months and into 2025. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
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
Key Drivers
We believe that near term key drivers to our success will include:
•our ability to successfully resolve the continuing partial clinical hold imposed by the FDA on our TakeAim Leukemia Phase 1/2 trial;
•our ability to focus and successfully plan and execute current and planned clinical trials for emavusertib, and for such clinical trials to generate favorable data; and
•our ability to raise additional financing, when required, to fund operations.
In the longer term, a key driver to our success will be our ability, or that of a current or future collaborator, to successfully develop and commercialize drug candidates.
Our Collaborations and License Agreements
For information regarding our collaboration and license agreements, refer to Note 8, Research and Development Collaborations, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and Note 11, Research and Development Collaborations, in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission, or SEC, on March 13, 2023.
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
Liability Related to the Sale of Future Royalties. In March 2019, we and our wholly owned subsidiary, Curis Royalty LLC, or Curis Royalty, entered into the royalty interest purchase agreement, or Oberland Purchase Agreement, with entities managed by Oberland Capital Management, LLC, or the Purchasers. Upon closing of the Oberland Purchase Agreement, Curis Royalty received an upfront purchase price of $65.0 million, less certain transaction costs, from the Purchasers. Curis Royalty will also be entitled to receive milestone payments of $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026, which milestone payments may each be paid, at the option of the Purchasers, in a lump sum in cash or out of the Purchaser’s portion of future payments under the Oberland Purchase Agreement.
In March 2023, Curis and Curis Royalty received a letter from counsel to Oberland Capital Management, LLC, the Purchasers and Lind SA LLC, a Delaware limited liability company managed by Oberland Capital Management, LLC, as collateral agent for the Purchasers, or the Agent, alleging defaults under Sections 4.04 and 6.04(b) of the Oberland Purchase Agreement and demanding cure of the asserted default under Section 6.04(b) of the Oberland Purchase Agreement. The asserted basis for the alleged defaults is that Curis and Curis Royalty were required to disclose, and failed to disclose, certain information prior to execution of the Oberland Purchase Agreement and that Curis and Curis Royalty have since failed to disclose certain information that has been requested by the Purchasers pursuant to Section 6.04(b) of the Oberland Purchase Agreement. The letter further alleges that these alleged defaults are events of default under the Oberland Purchase Agreement and that each alleged default separately entitles the Purchasers to exercise the put option, which would require Curis Royalty to repurchase a portion of certain royalty and royalty related payments, excluding a portion of non U.S. royalties retained by Curis Royalty, referred to as the Purchased Receivables, at a price, referred to as the Put/Call Price, equal to 250% of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. The Purchasers have not attempted to exercise that put option but have purported to reserve their alleged right to exercise it without further notice. As of March 31, 2023, the estimated amount of the Put/Call Price is up to $72.5 million. The Purchasers have also reserved other asserted rights in respect of the alleged defaults, including the asserted right to seek judicial remedies, including for damages and rescission, and to assert alleged claims against Curis and Curis Royalty for indemnification on the basis of material breach and fraud in the inducement. Curis and Curis Royalty dispute these allegations. However, if Oberland elects to pursue these claims, and if Curis and Curis Royalty are unsuccessful in defending against these claims, it could have a material adverse impact on Curis and Curis Royalty, including their ability to continue as a going concern.
For a discussion of the Oberland Purchase Agreement, see “Liquidity and Capital Resources – Royalty Interest Purchase Agreement”. A further discussion of risks related to the letter from counsel to Oberland Capital Management, LLC, the Purchasers and the Agent, is set forth under Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.
Revenue. We do not expect to generate any revenues from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including royalty payments. Since the first quarter of 2012, we have recognized royalty revenues related to Genentech’s sales of Erivedge and we expect to continue to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. However, a significant portion of our royalty and royalty-related revenues under our collaboration with Genentech will be paid to the Purchasers, pursuant to the Oberland Purchase Agreement. The Oberland Purchase Agreement will terminate upon the earlier to occur of (i) the date on which Curis Royalty’s rights to receive the Purchased Receivables owed by Genentech under the Genentech collaboration agreement have terminated in their entirety or (ii) the date on which payment in full of the Put/Call Price is received by the Purchasers pursuant to the Purchasers’ exercise of their put option or Curis Royalty’s exercise of its call right. For additional information regarding the terms and termination provisions of the Oberland Purchase Agreement, see Note 7, Liability Related to the Sale of Future Royalties, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
We could receive additional milestone payments from Genentech, provided that contractually specified development and regulatory objectives or specified royalty payment amounts are met within applicable time periods. Our only source of revenues and/or cash flows from operations for the foreseeable future will be royalty payments that are contingent upon the continued commercialization of Erivedge under our collaboration with Genentech, and contingent cash payments for the achievement of clinical, development and regulatory objectives, if any, that are met, under our collaboration with Genentech. Our receipt of additional payments under our collaboration with Genentech cannot be assured, nor can we predict the timing of any such payments, as the case may be.
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we conduct our clinical trials for emavusertib; prepare regulatory filings for our product candidates; continue to develop additional product candidates; and potentially advance our product candidates into later stages of clinical development.

The successful development and commercialization of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:
•our ability to successfully resolve the continuing partial clinical hold imposed by the FDA on our TakeAim Leukemia Phase 1/2 trial;
•our ability to successfully enroll our current and future clinical trials and our ability to initiate future clinical trials;
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
•our ability to become and remain profitable, which requires that we, either alone or with collaborators, must develop and eventually commercialize one or more drug candidates with significant market potential and successfully launch a product for commercial sale;
•the effect of competing technological and market developments; and
•the cost and effectiveness of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
Any changes in the outcome of any of these variables with respect to the development of our product candidates could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA does not lift the continuing partial clinical hold on our TakeAim Leukemia Phase 1/2 trial, if the FDA or another regulatory authority otherwise delays our clinical trials or requires us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time to complete clinical development of that product candidate. We may never obtain regulatory approval for any of our product candidates. If we do obtain regulatory approval for our product candidates, drug commercialization will take several years and millions of dollars in development costs.
A further discussion of some of the risks and uncertainties associated with completing our research and development programs on schedule, or at all, and some consequences of failing to do so, are set forth under Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 and those included under Part II, Item 1A of this Quarterly Report on Form 10-Q.
General and Administrative. General and administrative expense consists primarily of salaries and related expenses, including stock-based compensation expense for personnel in executive, finance, accounting, business development, legal, information technology, corporate communications and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal, patent and accounting services. Patent costs include certain patents covered under collaborations, a portion of which is reimbursed by collaborators and a portion of which is borne by us.
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
During the three months ended March 31, 2023, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 13, 2023.

Results of Operations
Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,		Percentage Increase (Decrease)
	2023	2022
	(in thousands)
Revenues, net:	$2,297	$2,057	12%
Costs and expenses:
Cost of royalties	24	82	(71)%
Research and development	9,140	11,435	(20)%
General and administrative	4,760	5,673	(16)%
Other income (expense)	(68)	976	>(100)%
Net loss	$(11,559)	$(16,109)	(28)%

Revenues, net
Revenues, net of $2.3 million increased by 12% for the three months ended March 31, 2023 as compared to the same period in 2022. The increase was driven by increased net sales of Erivedge during the current year period as compared to the prior year period.
Cost of Royalties
Cost of royalties is comprised of amounts due to third-party university patent licensors in connection with Genentech and Roche's Erivedge net sales. Cost of royalties decreased by 71% for the three months ended March 31, 2023 as compared to the same period in 2022, primarily as a result of the expiration of obligations to third-party university patent licensors for sales in the U.S.
Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase (Decrease)
	2023	2022
	(in thousands)
Direct research and development costs	$4,796	$5,978	(20)%
Employee related costs	3,749	4,877	(23)%
Facility related costs	595	580	3%
Total research and development expenses	$9,140	$11,435	(20)%

Research and development expenses were $9.1 million for the three months ended March 31, 2023 as compared to $11.4 million in the same period in 2022, a decrease of approximately $2.3 million, or 20%. The decrease was primarily attributable to the timing of manufacturing costs and lower employee related costs due to a reduction in headcount.

We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance our programs, including clinical and preclinical development costs, manufacturing, and payments to our collaborators and/or licensors.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase (Decrease)
	2023	2022
	(in thousands)
Employee related costs	$2,327	$2,833	(18)%
Professional, legal, and consulting services	1,502	1,810	(17)%
Facility related costs	642	624	3%
Insurance costs	289	406	(29)%
Total general and administrative expenses	$4,760	$5,673	(16)%
General and administrative expenses were $4.8 million for the three months ended March 31, 2023, as compared to $5.7 million in the same period in 2022, a decrease of $0.9 million, or 16%. The decrease was primarily attributable to lower employee related costs due to a reduction in headcount.
Other Income and Expense
Other income and expense decreased by $1.0 million, or greater than 100%, for the three months ended March 31, 2023 as compared to the same period in 2022. The decrease was attributable to increased interest income offset by decreased expense related to future royalty payments.
Liquidity and Capital Resources
We have financed our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments and research and development funding from our corporate collaborators, and the monetization of certain royalty rights. See “Funding Requirements” below and Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a further discussion of our liquidity.
As of March 31, 2023, our principal sources of liquidity consisted of cash, cash equivalents and investments of $71.8 million, excluding our restricted cash of $0.6 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase. Our short-term investments primarily include U.S. Treasury securities, U.S. agency bonds, commercial paper and corporate debt securities. We maintain cash balances with financial institutions in excess of insured limits.
Equity Offerings
We are party to a sales agreement, or the 2021 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, and JonesTrading Institutional Services LLC , or JonesTrading, to sell from time to time up to $100.0 million of our common stock through an “at-the-market offering” program under which Cantor and JonesTrading act as sales agents. To date, we have sold 4,583,695 shares, representing gross proceeds of $6.3 million.
Royalty Interest Purchase Agreement
In March 2019, we and Curis Royalty entered into the Oberland Purchase Agreement with the Purchasers. We sold to the Purchasers a portion of our rights to receive royalties from Genentech on potential net sales of Erivedge.
As upfront consideration for the purchase of the royalty rights, at closing the Purchasers paid to Curis Royalty $65.0 million less certain transaction expenses. Curis Royalty will also be entitled to receive up to $53.5 million in milestone payments based on sales of Erivedge if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026. For further discussion please refer to Note 7, Liability Related to the Sale of Future Royalties, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

In March 2023, Curis and Curis Royalty received a letter from counsel to Oberland Capital Management, LLC, the Purchasers and the Agent alleging defaults under the Oberland Purchase Agreement. The letter further alleges that these alleged defaults are events of default under the Oberland Purchase Agreement and that each alleged default separately entitles the Purchasers to exercise the put option, which would require Curis Royalty to repurchase the Purchased Receivables at the Put/Call Price. The Purchasers have not attempted to exercise that put option but have purported to reserve their alleged right to exercise it without further notice. As of March 31, 2023, the estimated amount of the Put/Call Price is up to $72.5 million. The Purchasers have also reserved other asserted rights in respect of the alleged defaults, including the asserted right to seek judicial remedies, including for damages and rescission, and to assert alleged claims against Curis and Curis Royalty for indemnification on the basis of material breach and fraud in the inducement. Curis and Curis Royalty dispute these allegations. However, if Oberland elects to pursue these claims, and if Curis and Curis Royalty are unsuccessful in defending against these claims, it could have a material adverse impact on Curis and Curis Royalty, including their ability to continue as a going concern.
A further discussion of risks related to the letter from counsel to Oberland Capital Management, LLC, the Purchasers and the Agent, is set forth under Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Cash Flows from Operating Activities
Cash flows from operating activities consist of our net loss adjusted for various non-cash items and changes in operating assets and liabilities. Cash used in operating activities during the three months ended March 31, 2023 and 2022 was $12.2 million and $16.8 million, respectively. Net cash used in operations decreased $4.6 million due to decreased research and development expenses and timing of payments.
Cash Flows from Investing Activities
Cash provided by investing activities during the three months ended March 31, 2023 was $26.2 million and cash used by investing activities during the three months ended March 31, 2022 was $3.1 million. Cash provided by and used in investing activities during both periods was primarily due to net investment activity from purchases and sales or maturities of investments for the respective periods.
Cash Flows from Financing Activities
Cash used in financing activities during the three months ended March 31, 2023 and 2022 was $2.0 million and $1.6 million, respectively. Cash used in financing activities during both periods was primarily due to payments related to the royalty interest for the Oberland Purchase Agreement.
Funding Requirements
We have incurred significant losses since our inception. As of March 31, 2023, we had an accumulated deficit of $1.2 billion. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for emavusertib as well as development candidates we have and continue to license under our collaborations with Aurigene and ImmuNext. We will require substantial additional capital to fund the further development of these programs, as well as to fund our general and administrative costs and expenses. Moreover, our agreements with collaborators impose significant potential financial obligations on us. For example, under our collaboration, license and option agreement with Aurigene, we are required to make milestone, royalty and option fee payments for discovery, research and preclinical development programs that will be performed by Aurigene, which impose significant potential financial obligations on us. In addition, if we choose to exercise our option under the option and license agreement with ImmuNext, or the ImmuNext Agreement, we will be required to make milestone, royalty, and option fee payments in connection with the development of CI-8993.

Based on our current operating plan, we believe that our existing cash, cash equivalents and investments of $71.8 million as of March 31, 2023, should enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. If we are unable to obtain sufficient funding, we will be forced to delay, reduce in scope or eliminate some of our research and development programs, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, any of our product candidates, which could adversely affect our business prospects and our ability to continue operations, and would have a negative impact on our financial condition and our ability to pursue our business strategies. Resources have been reallocated to the emavusertib programs and resources dedicated to all other pipeline programs have been reduced. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us, or at all. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. Our failure to raise capital through a financing or strategic alternative as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise sufficient capital we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
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
New Accounting Pronouncements
For detailed information regarding recently issued accounting pronouncements and the expected impact on our Condensed Consolidated Financial Statements, see Note 2h, New Accounting Pronouncements, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Contractual Obligations
There have been no material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1A.    RISK FACTORS
The following information updates, and should be read in conjunction with, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, or the 2022 Form 10-K, which was filed with the SEC on March 13, 2023. Any of the risk factors contained in this Quarterly Report on Form 10-Q and the 2022 Form 10-K could materially affect our business, financial condition or future results, and such risk factors may not be the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
If we fail to meet the requirements for continued listing on the Nasdaq Capital Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.
Our common stock is currently listed on the Nasdaq Capital Market. We are required to meet specified requirements to maintain our listing on the Nasdaq Capital Market, including a minimum bid price of $1.00 per share for our common stock and standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements.
On October 21, 2022, we received a deficiency letter from the Listing Qualifications Department, or the Staff, of the Nasdaq Stock Market that notified us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1), or the Bid Price Rule. On April 20, 2023, the Staff approved our application to transfer to the Nasdaq Capital Market, with an effective date of April 24, 2023, and notified us that we have been granted an additional 180-calendar day compliance period, or until October 16, 2023, to regain compliance with the minimum bid price requirement. If, at any time before October 16, 2023, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, the Staff will provide written notification to us that we comply with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

If we are not able to regain compliance within the compliance period offered by the Staff, we could be delisted, which would have a further material adverse effect on the market prices of our common stock and stockholder liquidity. If we are unable to regain a minimum bid price of at least $1.00, we will need to implement a reverse stock split in order to cure the deficiency before the expiration of the compliance period. However, there is no assurance that we will be able to regain compliance after implementing a reverse stock split or that we will be able to meet other listing requirements for the Nasdaq Capital Market.
Item 6.    Exhibits

Exhibit Number	Description
10.1 *	Employment Agreement, entered into on May 1, 2023, by and between Curis, Inc. and Jonathan Zung

31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2 *	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350
32.2 *	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS *	InLine XBRL Instance Document

101.SCH *	InLine XBRL Taxonomy Extension Schema Document

101.CAL *	InLine XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	InLine XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	InLine XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	InLine XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File

* Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURIS, INC.

Dated:	May 4, 2023	By:	/S/ JAMES E. DENTZER
James E. Dentzer
President and Chief Executive Officer
(Principal Executive Officer)

CURIS, INC.

		By:	/S/ DIANTHA DUVALL
Diantha Duvall
Chief Financial Officer
(Principal Financial and Accounting Officer)