Form 10-Q
period 2023-09-30
CURIS INC
filed 2023-11-02
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 26, 2023, there were 5,883,063 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements and Industry Data

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical fact contained in this report are statements that could be deemed forward-looking statements, including without limitation any statements with respect to the plans, strategies and objectives of management for future operations; statements concerning product research, development and commercialization plans, timelines and anticipated results; statements of expectation or belief; statements with respect to clinical trials and studies; statements with respect to royalties and milestones; statements with respect to the therapeutic potential of drug candidates; expectations of revenue, expenses, earnings or losses from operations, or other financial results; and statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words “anticipate(s)”, “believe(s)”, “focus(es)”, “could”, “estimate(s)”, “expect(s)”, “intend(s)”, “may”, “plan(s)”, “seek(s)”, “will”, “strategy”, “mission”, “potential”, “should”, “would” and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements may include, but are not limited to, statements about:
•the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs, including our lead clinical stage drug candidate emavusertib;
•our estimates of the period in which we anticipate that existing cash and cash equivalents will enable us to fund our current and planned operations;
•our ability to obtain additional financing;
•our ability to establish and maintain collaborations;
•our plans to develop and commercialize our drug candidates;
•the timing or likelihood of regulatory filings and approvals;
•the implementation of our business model and strategic plans for our business, drug candidates and technology;
•our estimates regarding expenses, future revenue and capital requirements;
•developments and projections relating to our competitors and our industry;
•our commercialization, marketing and manufacturing capabilities and strategy;
•the rate and degree of market acceptance and clinical utility of our products;
•our competitive position; and
•our intellectual property position.
Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. We therefore caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in these forward-looking statements include the factors discussed below under the heading “Risk Factor Summary” and the risk factors detailed further in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the risk factors discussed in Part II, Item 1A, “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, and those included under Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

Risk Factor Summary
Investment in our securities involves risk. You should carefully consider the following summary of what we believe to be the principal risks facing our business, in addition to the risks described more fully in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the risk factors discussed in Part II, Item 1A, “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, and those included under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and other information included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.
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
•If we are unable to obtain and maintain sufficient patent protection for our technologies and drugs, or if our licensors are unable to obtain and maintain sufficient patent protection for the technologies or drugs that we license from them, or if the scope of such patent protection is not sufficiently broad, our competitors could develop and commercialize drugs similar or identical to ours, and our ability to successfully commercialize our drug candidates may be adversely affected.
•If we or our collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or they will not be able to commercialize, or will be delayed in commercializing, our drug candidates, and our ability to generate revenue will be materially impaired.
•In the event of a default by us or Curis Royalty under the Oberland Purchase Agreement, as defined below, we could, among other consequences, lose our retained rights to future royalty and royalty related payments on commercial sales of Erivedge, be required to repurchase the Purchased Receivables, as defined below, at a price that is a multiple of the payments we have received, and our ability to enter into future arrangements may be inhibited, all of which could have a material adverse effect on our business, financial condition and stock price. In March 2023, Curis and Curis Royalty received a letter from counsel to Oberland Capital Management, LLC, the Purchasers, as defined below, and the Agent, as defined below, alleging defaults under Sections 4.04 and 6.04(b) of the Oberland Purchase Agreement and demanding cure of the asserted default under Section 6.04(b) of the Oberland Purchase Agreement. The letter further alleges that these alleged defaults are events of default under the Oberland Purchase Agreement and that each alleged default separately entitles the Purchasers to exercise the put option, which would require Curis Royalty to repurchase the Purchased Receivables at a price, referred to as the Put/Call Price, equal to 250% of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. As of September 30, 2023, the estimated amount of the Put/Call Price is up to $63.0 million. Curis and Curis Royalty dispute these allegations. However, if Oberland elects to pursue these claims, and if Curis and Curis Royalty are unsuccessful in defending against these claims, it could have a material adverse impact on Curis and Curis Royalty, including their ability to continue as a going concern.
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

PART I—FINANCIAL INFORMATION
Item 1.    UNAUDITED FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$24,468	$19,658
Short-term investments	44,030	65,965
Accounts receivable	2,848	2,975
Prepaid expenses and other current assets	2,080	3,521
Total current assets	73,426	92,119
Property and equipment, net	497	689
Restricted cash, long-term	544	635
Operating lease right-of-use asset	3,402	4,401
Other assets	3,124	2,022
Goodwill	8,982	8,982
Total assets	$89,975	$108,848
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,221	$3,193
Accrued liabilities	7,225	5,679
Current portion of operating lease liability	1,262	1,141
Total current liabilities	13,708	10,013
Long-term operating lease liability	1,831	2,800
Liability related to the sale of future royalties, net	44,845	49,483
Total liabilities	60,384	62,296
Stockholders’ equity:
Preferred stock, $0.01 par value—5,000,000 shares authorized, no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value—22,781,250 shares authorized; 5,885,313 shares issued and outstanding at September 30, 2023; 11,390,625 shares authorized; 4,830,464 shares issued and outstanding at December 31, 2022	59	48
Additional paid-in capital	1,214,127	1,195,687
Accumulated deficit	(1,184,698)	(1,148,997)
Accumulated other comprehensive income (loss)	103	(186)
Total stockholders’ equity	29,591	46,552
Total liabilities and stockholders’ equity	$89,975	$108,848

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues, net	$2,833	$2,825	$7,327	$7,275
Costs and expenses:
Cost of royalties	60	62	158	186
Research and development	10,380	10,813	29,532	34,571
General and administrative	4,761	4,556	13,770	15,318
Total operating expenses	15,201	15,431	43,460	50,075
Loss from operations	(12,368)	(12,606)	(36,133)	(42,800)
Other income (expense):
Interest income	806	335	2,273	577
Expense related to the sale of future royalties	(619)	(1,023)	(1,841)	(3,120)
Total other income (expense)	187	(688)	432	(2,543)
Net loss	$(12,181)	$(13,294)	$(35,701)	$(45,343)
Net loss per common share (basic and diluted)	$(2.13)	$(2.83)	$(6.96)	$(9.82)
Weighted average common shares (basic and diluted)	5,720,789	4,689,559	5,131,904	4,618,518

Net loss	$(12,181)	$(13,294)	$(35,701)	$(45,343)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	101	76	289	(370)
Comprehensive loss	$(12,080)	$(13,218)	$(35,412)	$(45,713)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
December 31, 2022	4,830,464	$48	$1,195,687	$(1,148,997)	$(186)	$46,552
Stock-based compensation	—	—	1,395	—	—	1,395
Issuance of common stock under employee benefit plans	516	1	7	—	—	8
Unrealized gain on marketable securities	—	—	—	—	195	195
Net loss	—	—	—	(11,559)	—	(11,559)
March 31, 2023	4,830,980	$49	$1,197,089	$(1,160,556)	$9	$36,591
Stock-based compensation	—	—	1,424	—	—	1,424
Issuance of common stock under employee benefit plans, including restricted stock awards	136,345	1	177	—	—	178
Unrealized loss on marketable securities	—	—	—	—	(7)	(7)
Net loss	—	—	—	(11,961)	—	(11,961)
June 30, 2023	4,967,325	$50	$1,198,690	$(1,172,517)	$2	$26,225
Issuance of shares in connection with July Registered Direct, net of fees of $1.3 million for issuance of shares	920,488	9	13,805	—	—	13,814
Stock-based compensation	—	—	1,633	—	—	1,633
Cancellation of restricted stock awards	(2,500)	—	(1)	—	—	(1)
Unrealized gain on marketable securities	—	—	—	—	101	101
Net loss	—	—	—	(12,181)	—	(12,181)
September 30, 2023	5,885,313	$59	$1,214,127	$(1,184,698)	$103	$29,591

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
December 31, 2021	4,582,353	$46	$1,183,095	$(1,092,325)	$(109)	$90,707
Stock-based compensation	—	—	1,718	—	—	1,718
Unrealized loss on marketable securities	—	—	—	—	(342)	(342)
Net loss	—	—	—	(16,109)	—	(16,109)
March 31, 2022	4,582,353	$46	$1,184,813	$(1,108,434)	$(451)	$75,974
Stock-based compensation	—	—	1,966	—		1,966
Issuance of common stock under employee benefit plans	8,465	—	149	—	—	149
Unrealized loss on marketable securities	—	—	—	—	(104)	(104)
Net loss	—	—	—	(15,940)	—	(15,940)
June 30, 2022	4,590,818	$46	$1,186,928	$(1,124,374)	$(555)	$62,045
Issuance of shares in connection with 2021 Sales Agreement, net of fees of $0.7 million for issuance of shares	229,185	2	5,592	—	—	5,594
Recognition of stock-based compensation	—	—	1,324	—	—	1,324
Unrealized gain on marketable securities	—	—	—	—	76	76
Net loss	—	—	—	(13,294)	—	(13,294)
September 30, 2022	4,820,003	$48	$1,193,844	$(1,137,668)	$(479)	$55,745

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(35,701)	$(45,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	191	141
Non-cash lease expense	999	840
Stock-based compensation expense	4,452	5,008
Non-cash expense related to the sale of future royalties	(336)	28
Net amortization of premiums and discounts on marketable securities	(1,044)	651
Changes in operating assets and liabilities:
Accounts receivable	127	338
Prepaid expenses and other assets	338	(2,897)
Accounts payable and accrued liabilities	3,574	(187)
Operating lease liability	(848)	(648)
Total adjustments	7,453	3,274
Net cash used in operating activities	(28,248)	(42,069)
Cash flows from investing activities:
Purchase of investments	(64,656)	(49,419)
Sales and maturities of investments	87,925	79,395
Purchases of property and equipment	—	(416)
Net cash provided by investing activities	23,269	29,560
Cash flows from financing activities:
Proceeds from July Registered Direct, net of issuance costs	13,814	—
Proceeds from issuance of common stock associated with 2021 Sales Agreement, net of issuance costs	—	5,663
Proceeds from issuance of common stock under employee benefit plans	185	149
Payment of liability of future royalties, net of imputed interest	(4,301)	(3,557)
Net cash provided by financing activities	9,698	2,255
Net increase (decrease) in cash and cash equivalents and restricted cash	4,719	(10,254)
Cash and cash equivalents and restricted cash, beginning of period	20,293	40,740
Cash and cash equivalents and restricted cash, end of period	$25,012	$30,486
Supplemental cash flow data:
Issuance costs in accrued expenses and accounts payable	$—	$69
Cash paid for interest	$2,177	$3,093
Decrease in right-of-use assets and operating lease liabilities resulting from lease modification	$—	$(191)

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
The Company is subject to risks common to companies in the biotechnology industry as well as risks that are specific to the Company’s business, including, but not limited to: the Company’s ability to obtain adequate financing to fund its operations; the Company’s ability to advance and expand its research and development programs; the Company’s ability to execute on its overall business strategies; the Company’s ability to obtain and maintain necessary intellectual property protection; development by the Company’s competitors of new or better technological innovations; the Company’s ability to comply with regulatory requirements; the Company’s ability to obtain and maintain applicable regulatory approvals and commercialize any approved product candidates; and the ability of the Company and its wholly owned subsidiary, Curis Royalty, LLC (“Curis Royalty”), to satisfy the terms of the royalty interest purchase agreement (the “Oberland Purchase Agreement”) with entities managed by Oberland Capital Management, LLC (the “Purchasers”), and Lind SA LLC (the “Agent”), as collateral agent for the Purchasers.
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
The Company will require substantial funds to maintain research and development programs and support operations. The Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2023, the Company had an accumulated deficit of $1.2 billion, and for the nine months ended September 30, 2023, the Company incurred a net loss of $35.7 million and used $28.2 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company anticipates that its $68.5 million of existing cash, cash equivalents and investments at September 30, 2023 should be sufficient to fund operations for at least 12 months from the date of filing this Quarterly Report on Form 10-Q.
The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of its control and it may be unable to raise financing when needed, or on terms favorable to the Company. If necessary funds are not available, the Company will have to delay, reduce the scope of, or eliminate some of its development of emavusertib, potentially delaying the time to market for or preventing the marketing of any of its product candidates.

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
In the opinion of the management of the Company, the unaudited Condensed Consolidated Financial Statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at September 30, 2023; the results of operations for the three and nine-month period ended September 30, 2023 and 2022; stockholders' equity for the three and nine-month period ended September 30, 2023 and 2022; and the cash flows for the nine-month period ended September 30, 2023 and 2022. The Condensed Consolidated Balance Sheet at December 31, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
On September 28, 2023, the Company effected a 1-for-20 reverse stock split of its common stock (“the Reverse Stock Split”). All references to shares of common stock outstanding, average number of shares outstanding and per share amounts in these condensed consolidated financial statements and notes to condensed consolidated financial statements have been restated to reflect the Reverse Stock Split on a retroactive basis.
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
The Company classified $0.5 million and $0.6 million of its cash as restricted cash as of September 30, 2023 and December 31, 2022, respectively. These amounts represent the security deposit associated with the Company’s Lexington, Massachusetts headquarters.
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

In accordance with the fair value hierarchy, the following table shows the fair value as of September 30, 2023 and December 31, 2022 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value.

(in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2023:
Cash equivalents:
Money market funds	$18,927	$—	$—	$18,927
U.S. treasury securities and government agency obligations	—	1,471	—	1,471
Short-term investments:
Corporate debt securities and commercial paper	—	13,805	—	13,805
U.S. treasury securities and government agency obligations	—	30,225	—	30,225
Total	$18,927	$45,501	$—	$64,428

(in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2022:
Cash equivalents:
Money market funds	$15,215	$—	$—	$15,215
U.S. treasury securities and government agency obligations	—	2,998	—	2,998
Short-term investments:
Corporate debt securities and commercial paper	—	42,071	—	42,071
U.S. treasury securities and government agency obligations	—	23,894	—	23,894
Total	$15,215	$68,963	$—	$84,178
4.     Investments
The amortized cost, including interest receivable, unrealized gains and losses and fair value of investments available-for-sale as of September 30, 2023 are as follows:

(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
Corporate debt securities and commercial paper	$13,807	$—	$(2)	$13,805
U.S. treasury securities and government agency obligations	30,142	84	(1)	30,225
Total investments	$43,949	$84	$(3)	$44,030
Short-term investments have maturities ranging from one to twelve months with a weighted-average maturity of 0.3 years at September 30, 2023.
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

No credit losses on available-for-sale securities were recognized during the three and nine months ended September 30, 2023 or 2022. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.
As of September 30, 2023, the Company held no investments that have been in a continuous unrealized loss position for 12 months or longer. The aggregate fair value of available-for-sale investments in a continuous unrealized loss position for 12 months or longer was $27.4 million as of December 31, 2022.
5.     Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Headcount related costs	$3,157	$3,152
Research and development costs	3,329	1,727
Professional and legal fees	685	762
Other	54	38
Total	$7,225	$5,679

6.     Lease
The Company has a single lease for real estate, including laboratory and office space, and certain equipment, in Lexington, Massachusetts which commenced on May 1, 2020. A portion of the Company’s leased space is subject to an early termination option that becomes effective on the lease commencement date of a new lease for larger premises within the landlord’s commercial real estate portfolio (“New Lease”), and the Company may exercise its early termination option by providing the landlord with written notice of such election to terminate the lease agreement concurrently with the execution of the New Lease. The landlord has the option to early terminate the lease agreement by providing written notice to the Company by June 30, 2024. The Company expects the lease to end on December 31, 2025.
As of September 30, 2023, the Company had an operating lease liability of $3.1 million and related right-of-use asset of $3.4 million related to its operating lease. As of December 31, 2022, the Company had an operating lease liability of $3.9 million and related right-of-use asset of $4.4 million related to its operating lease.
The Company recorded lease cost of $0.4 million for the three months ended September 30, 2023 and 2022. The Company recorded lease cost of $1.2 million for the nine months ended September 30, 2023 and 2022.
The Company paid $0.4 million and $1.1 million during the three and nine months ended September 30, 2023, respectively. The Company paid $0.4 million and $1.0 million during the three and nine months ended September 30, 2022, respectively. The discount rate associated with the Company’s right-of-use asset is 10%.
7.     Liability Related to the Sale of Future Royalties
In March 2019, the Company and Curis Royalty entered into the royalty interest purchase agreement (“Oberland Purchase Agreement”) with TPC Investments I LP and TPC Investments II LP (the “Purchasers”), each of which is a Delaware limited partnership managed by Oberland Capital Management, LLC, and Lind SA LLC (the “Agent”), a Delaware limited liability company managed by Oberland Capital Management, LLC, as collateral agent for the Purchasers. The Company sold to the Purchasers a portion of its rights to receive royalties from Genentech on potential net sales of Erivedge.
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
The Oberland Purchase Agreement provides that after the occurrence of an event of default as defined under the security agreement by Curis Royalty, the Purchasers shall have the option, for a period of 180 days, to require Curis Royalty to repurchase a portion of certain royalty and royalty related payments, excluding a portion of non U.S. royalties retained by Curis Royalty (referred to as the “Purchased Receivables”), at a price (referred to as the “Put/Call Price”), equal to 250% of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. The Company concluded the put option is an embedded derivative that requires bifurcation from the deferred royalty obligation and evaluates the fair value of the put option each reporting period. The estimated fair value of the put option is immaterial as of September 30, 2023 and December 31, 2022, respectively. Additionally, Curis Royalty shall have the option at any time to repurchase the Purchased Receivables at the Put/Call Price as of the date of such repurchase. No events of default occurred as of September 30, 2023.
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
The Company determined the fair value of the liability related to the sale of future royalties at the time of the Oberland Purchase Agreement to be $65.0 million, with a current effective annual imputed interest rate of 6.1%. The Company incurred $0.6 million of transaction costs in connection with the Oberland Purchase Agreement. These transaction costs will be amortized to imputed interest expense over the estimated term of the Oberland Purchase Agreement. The carrying value of the liability related to the sale of future royalties approximates fair value as of September 30, 2023 and is based on the Company’s current estimates of future royalties expected to be paid the Purchasers over the life of the arrangement, which are considered Level 3 inputs.
The following table shows the activity with respect to the liability related to the sale of future royalties during the nine months ended September 30, 2023.

(in thousands)
Carrying value of liability related to the sale of future royalties at January 1, 2023	$49,483
Other	(127)
Imputed interest expense	1,968
Less: payments to the Purchasers	(6,479)
Carrying value of liability related to the sale of future royalties at September 30, 2023	$44,845
In March 2023, Curis and Curis Royalty received a letter from counsel to Oberland Capital Management, LLC, the Purchasers and the Agent alleging defaults under Sections 4.04 and 6.04(b) of the Oberland Purchase Agreement and demanding cure of the asserted default under Section 6.04(b) of the Oberland Purchase Agreement. The asserted basis for the alleged defaults is that Curis and Curis Royalty were required to disclose, and failed to disclose, certain information prior to execution of the Oberland Purchase Agreement and that Curis and Curis Royalty have since failed to disclose certain information that has been requested by the Purchasers pursuant to Section 6.04(b) of the Oberland Purchase Agreement. The letter further alleges that these alleged defaults are events of default under the Oberland Purchase Agreement and that each alleged default separately entitles the Purchasers to exercise the put option described above, which would require Curis Royalty to repurchase the Purchased Receivables at the Put/Call Price. The Purchasers have not attempted to exercise that put option but have purported to reserve their alleged right to exercise it without further notice. As of September 30, 2023, the estimated amount of the Put/Call Price is up to $63.0 million. The Purchasers have also reserved other asserted rights in respect of the alleged defaults, including the asserted right to seek judicial remedies, including for damages and rescission, and to assert alleged claims against Curis and Curis Royalty for indemnification on the basis of material breach and fraud in the inducement. Curis and Curis Royalty dispute these allegations.
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
The Company recognized $2.7 million and $2.8 million in royalty revenue under the Genentech collaboration during the three months ended September 30, 2023 and 2022, respectively. The Company recognized $7.2 million and $7.4 million in royalty revenue under the Genentech collaboration during the nine months ended September 30, 2023 and 2022, respectively.
Cost of royalties comprises payments to university licensors and was immaterial for the three and nine months ended September 30, 2023 and 2022.
The Company has accounts receivables from Genentech under this collaboration of $2.8 million and $3.0 million as of September 30, 2023 and December 31, 2022, respectively, in its Condensed Consolidated Balance Sheets.
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
As of September 30, 2023, the Company has exercised its option to license the following four programs under the collaboration:
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
For each of the IRAK4, PD1/VISTA, PD1/TIM3 programs, and the fourth immuno-oncology program, the Company has remaining unpaid or unwaived payment obligations of $42.5 million per program, related to regulatory approval and commercial sales milestones, plus specified additional payments for approvals for additional indications, if any. No obligations have been met or are probable and as such no amounts are accrued as of September 30, 2023.
(c)ImmuNext
The Company is party to an option and license agreement with ImmuNext (the “ImmuNext Agreement”). Under the terms of the ImmuNext Agreement, the Company agreed to engage in a collaborative effort with ImmuNext, and to conduct a Phase 1 clinical trial of CI-8993. In exchange, ImmuNext granted the Company an exclusive option, exercisable until the earlier of (a) January 2024 or (b) 90 days after database lock for the first Phase 1 trial in which the endpoints are satisfied, to obtain an exclusive, worldwide license to develop and commercialize certain VISTA antagonizing compounds and products containing these compounds in the field of oncology. The Company is not planning to exercise its option and expects the rights to the VISTA antagonizing compounds to revert to ImmuNext in January 2024.

9.     Common Stock
All common share amounts and per share amounts have been adjusted to reflect the Reverse Stock Split.
Charter Amendments
In September 2023, the Company's stockholders approved an increase to the number of authorized shares of its common stock from 11,390,625 shares to 22,781,250 shares.
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
Pursuant to the terms of the 2021 Sales Agreement, the aggregate compensation payable to each of Cantor and JonesTrading is 3% of the gross proceeds from sales of the common stock sold by Cantor or JonesTrading, as applicable. The Company did not sell any shares of common stock under the 2021 Sales Agreement during the three and nine months ended September 30, 2023. As of September 30, 2023, $93.7 million remained available for sale under the 2021 Sales Agreement.
Registered Direct Offering
In July 2023, the Company sold and issued, in a registered direct offering (the “July Registered Direct”) to certain institutional investors, an aggregate of 920,488 shares of common stock at a purchase price per share of $16.40 per share for net proceeds of approximately $13.8 million.
10.     Stock Plans and Stock-Based Compensation
As of September 30, 2023, the Company had two stockholder-approved, stock-based compensation plans: (i) the Fourth Amended and Restated 2010 Stock Incentive Plan (“2010 Plan”) and (ii) the Amended and Restated 2010 Employee Stock Purchase Plan (“ESPP”). New employees are typically issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan (“Inducement Awards”). The number of shares of common stock available for issuance under the plans and the number of shares of common stock issuable upon the exercise of then outstanding options have been adjusted to reflect the Reverse Stock Split.
The Fourth Amended and Restated 2010 Stock Incentive Plan
The 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s board of directors. The Company can issue up to 1,159,500 shares of its common stock pursuant to awards granted under the 2010 Plan. Options vest and become exercisable based on a schedule determined by the board of directors and expire up to ten years from the date of grant. The 2010 Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights (“SARs”), will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3 shares per share under the award to be removed from the available share pool. As of September 30, 2023, 274,661 shares remained available for grant under the 2010 Plan.
During the nine months ended September 30, 2023, the Company’s board of directors granted options to purchase 220,180 shares of the Company’s common stock to the officers and employees of the Company under the 2010 Plan. These options vest and become exercisable as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four year period, and are exercisable at a price equal to the closing market price of the Company’s common stock on the grant date.
During the nine months ended September 30, 2023, the Company’s board of directors granted options to its non-employee directors to purchase 21,250 shares of common stock under the 2010 Plan, which will vest and become exercisable in one year from the date of grant. These options were granted at an exercise price that equaled the closing market price of the Company’s common stock on the grant date.
Inducement Awards

For certain new employees, the Company issues Inducement Awards. These options generally vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option on each successive quarter thereafter. During the nine months ended September 30, 2023, the Company’s board of directors granted Inducement Awards to purchase 31,772 shares of common stock. These options are granted at an exercise price that equals the closing market price of the Company’s common stock on the grant date.
Stock Options
A summary of stock option activity under the 2010 Plan and Inducement Awards are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2022	683,666	$64.72	6.51
Granted	273,202	14.27
Exercised	(515)	13.40
Canceled/Forfeited	(115,987)	66.10
Outstanding, September 30, 2023	840,366	$48.16	7.34	$—
Exercisable at September 30, 2023	434,527	$62.90	5.94	$—
Vested and unvested expected to vest at September 30, 2023	840,366	$48.16	7.34	$—
The weighted average grant date fair values of the stock options granted during the nine months ended September 30, 2023 and 2022 were $12.00 and $43.60, respectively, and were calculated using the following estimated assumptions under the Black-Scholes option pricing model:

	Nine Months Ended September 30,
	2023	2022
Expected term (years)	5.5	5.5
Risk free interest rate	3.5% - 3.6%	1.4% - 2.9%
Expected volatility	115% - 116%	110% - 114%
Expected dividends	None	None
As of September 30, 2023, there was approximately $9.4 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, which is expected to be recognized as expense over a weighted average period of 2.65 years. The intrinsic value of employee stock options exercised during the nine months ended September 30, 2023 was immaterial. There were no employee stock options exercised during the nine months ended September 30, 2022.
Restricted Stock Awards
During the nine months ended September 30, 2023, the Company’s board of directors granted restricted stock awards ("RSAs"), for an aggregate amount of 117,000 shares to the employees of the Company, excluding officers, under the 2010 Plan. These RSAs vest as to 50% of the shares underlying the award on the first anniversary of the date of the grant and 50% after the second anniversary, based upon continued employment.
The following table presents a summary of unvested RSAs under the 2010 Plan as of September 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2022	—	$—
Awarded	117,000	18.2
Vested	—	—
Forfeited	(2,500)	—
Unvested, September 30, 2023	114,500	$18.2

As of September 30, 2023, there were 114,500 shares outstanding covered by RSAs that are expected to vest. The weighted average grant date fair value of these shares of restricted stock was $18.20 per share and the aggregate fair value of these shares of restricted stock was $2.1 million. As of September 30, 2023, there was $1.7 million of unrecognized compensation costs related to RSAs, which are expected to be recognized as expense over a remaining weighted average period of 1.61 years.
Amended and Restated 2010 Employee Stock Purchase Plan
The Company has reserved 100,000 shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning of the enrollment period or ending date of the purchase period within a two-year enrollment period, as defined. The Company has four six-month purchase periods per each two-year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two-year enrollment resets at the new lower stock price. During the three months ended September 30, 2023, no shares were issued under the ESPP and during the nine months ended September 30, 2023, 19,345 shares were issued under the ESPP. As of September 30, 2023, there were 39,403 shares available for future purchase under the ESPP.
Stock-Based Compensation Expense
For the three and nine months ended September 30, 2023 and 2022, the Company recorded stock-based compensation expense to the following line items in its costs and expenses section of the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development expenses	$776	$505	$2,059	$2,084
General and administrative expenses	857	819	2,393	2,924
Total stock-based compensation expense	$1,633	$1,324	$4,452	$5,008
11.     Loss Per Common Share
Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. All common share amounts and per share amounts have been adjusted to reflect the Reverse Stock Split. Diluted net loss per common share is the same as basic net loss per common share for the three and nine months ended September 30, 2023 and 2022, because the effect of the potential common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist of stock options outstanding of 840,366 and 784,323 as of September 30, 2023 and 2022, respectively and unvested restricted stock awards of 114,500 as of September 30, 2023.
Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements, based on current expectations and related to future events and our future financial and operational performance, that involve risks and uncertainties. You should review the discussion above under the heading “Risk Factor Summary” and the risk factors detailed further in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the risk factors discussed in Part II, Item 1A, “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, and those included under Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used throughout this report, the terms “the Company,” “we,” “us,” and “our” refer to the business of Curis, Inc. and its wholly owned subsidiaries, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc. Unless otherwise indicated, in this Quarterly Report on Form 10-Q, all common share amounts and per share amounts have been adjusted to reflect a 1-for-20 reverse stock split of Curis' common stock, or the Reverse Stock Split.

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
The FDA placed partial clinical holds on our TakeAim Leukemia Phase 1/2 trial and our TakeAim Lymphoma Phase 1/2 trial after we reported a serious adverse event in the TakeAim Leukemia Phase 1/2 trial. In August 2022, the FDA lifted the partial clinical hold on the TakeAim Lymphoma Phase 1/2 trial. In July 2023, we announced that the FDA lifted the partial clinical hold on the TakeAim Leukemia Phase 1/2 trial.
In June 2022, we provided initial preliminary clinical data for patients in the combination portion of the TakeAim Lymphoma Phase 1/2 trial, and we presented initial clinical data for patients from the TakeAim Leukemia Phase 1/2 trial in January and December 2022 and July 2023.
Our pipeline also includes several compounds, including CI-8993, fimepinostat, CA-170, and CA-327, which we deprioritized to enable us to focus our available resources on the continued development of emavusertib.
We are party to a collaboration agreement with Genentech Inc., or Genentech, a member of the Roche Group, under which Genentech and F. Hoffmann-La Roche Ltd, or Roche, are commercializing Erivedge® (vismodegib), a first-in-class orally administered small molecule Hedgehog signaling pathway antagonist. Erivedge is approved for the treatment of advanced basal cell carcinoma.
We are party to an exclusive collaboration agreement with Aurigene Discovery Technologies Limited, or Aurigene, for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology. As of September 30, 2023, we have licensed four programs under the Aurigene collaboration, including emavusertib.
In addition, we are party to an option and license agreement with ImmuNext. Pursuant to the terms of the option and license agreement, we have an option, exercisable for a specified period as set forth in the option and license agreement, to obtain an exclusive license to develop and commercialize certain VISTA antagonizing compounds, including ImmuNext's lead compound, CI-8993, and products containing these compounds in the field of oncology. We do not expect to exercise the option to the VISTA antagonizing compounds, including CI-8993 and expect the rights to revert to ImmuNext in January 2024.
Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators, and the monetization of certain royalty rights. We have never been profitable on an annual basis and had an accumulated deficit of $1.2 billion as of September 30, 2023. For the nine months ended September 30, 2023, we incurred a net loss of $35.7 million and used $28.2 million of cash in operations.
We expect to continue to generate operating losses in the foreseeable future. Based on our current operating plan, we believe that our $68.5 million of cash, cash equivalents and investments as of September 30, 2023 should be sufficient to fund our operations into 2025. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
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
Financial Operations Overview

General. Our future operating results will largely depend on the progress of emavusertib. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the cost and outcome of any preclinical development or clinical trials then being conducted. For a discussion of our liquidity and funding requirements, see “Liquidity” and “Liquidity and Capital Resources - Funding Requirements”.
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
In March 2023, Curis and Curis Royalty received a letter from counsel to Oberland Capital Management, LLC, the Purchasers and Lind SA LLC, a Delaware limited liability company managed by Oberland Capital Management, LLC, as collateral agent for the Purchasers, or the Agent, alleging defaults under Sections 4.04 and 6.04(b) of the Oberland Purchase Agreement and demanding cure of the asserted default under Section 6.04(b) of the Oberland Purchase Agreement. The asserted basis for the alleged defaults is that Curis and Curis Royalty were required to disclose, and failed to disclose, certain information prior to execution of the Oberland Purchase Agreement and that Curis and Curis Royalty have since failed to disclose certain information that has been requested by the Purchasers pursuant to Section 6.04(b) of the Oberland Purchase Agreement. The letter further alleges that these alleged defaults are events of default under the Oberland Purchase Agreement and that each alleged default separately entitles the Purchasers to exercise the put option, which would require Curis Royalty to repurchase a portion of certain royalty and royalty related payments, excluding a portion of non U.S. royalties retained by Curis Royalty, referred to as the Purchased Receivables, at a price, referred to as the Put/Call Price, equal to 250% of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. The Purchasers have not attempted to exercise that put option but have purported to reserve their alleged right to exercise it without further notice. As of September 30, 2023, the estimated amount of the Put/Call Price is up to $63.0 million. The Purchasers have also reserved other asserted rights in respect of the alleged defaults, including the asserted right to seek judicial remedies, including for damages and rescission, and to assert alleged claims against Curis and Curis Royalty for indemnification on the basis of material breach and fraud in the inducement. Curis and Curis Royalty dispute these allegations. However, if Oberland elects to pursue these claims, and if Curis and Curis Royalty are unsuccessful in defending against these claims, it could have a material adverse impact on Curis and Curis Royalty, including their ability to continue as a going concern.

For a discussion of the Oberland Purchase Agreement, see “Liquidity and Capital Resources – Royalty Interest Purchase Agreement”. A further discussion of risks related to the letter from counsel to Oberland Capital Management, LLC, the Purchasers and the Agent, is set forth under Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.
Revenue. We do not expect to generate any revenues from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including royalty payments. We recognize royalty revenues related to Genentech’s sales of Erivedge and we expect to continue to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. However, a significant portion of our royalty and royalty-related revenues under our collaboration with Genentech will be paid to the Purchasers, pursuant to the Oberland Purchase Agreement. The Oberland Purchase Agreement will terminate upon the earlier to occur of (i) the date on which Curis Royalty’s rights to receive the Purchased Receivables owed by Genentech under the Genentech collaboration agreement have terminated in their entirety or (ii) the date on which payment in full of the Put/Call Price is received by the Purchasers pursuant to the Purchasers’ exercise of their put option or Curis Royalty’s exercise of its call right. For additional information regarding the provisions of the Oberland Purchase Agreement, see Note 7, Liability Related to the Sale of Future Royalties, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
We could receive additional milestone payments from Genentech, provided that contractually specified development and regulatory objectives or specified royalty payment amounts are met within applicable time periods. Our only source of revenues and/or cash flows from operations for the foreseeable future will be royalty payments that are contingent upon the continued commercialization of Erivedge under our collaboration with Genentech, and contingent cash payments for the achievement of clinical, development and regulatory objectives, if any, that are met. Our receipt of additional payments under our collaboration with Genentech cannot be assured, nor can we predict the timing of any such payments, as the case may be.
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
•sublicense payments;
•the costs of supplies and reagents;
•occupancy and depreciation charges; and
•certain payments that we make to Aurigene and ImmuNext under our collaboration agreements, including, for example, milestone payments.
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
A further discussion of some of the risks and uncertainties associated with completing our research and development programs on schedule, or at all, and some consequences of failing to do so, are set forth under Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 , as supplemented by the risk factors discussed in Part II, Item 1A, “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, and those included under Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 13, 2023.

Results of Operations
Three and Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		Percentage Increase (Decrease)	For the Nine Months Ended September 30,		Percentage Increase (Decrease)
	2023	2022		2023	2022
	(in thousands)			(in thousands)
Revenues, net:	$2,833	$2,825	—%	$7,327	$7,275	1%
Costs and expenses:
Cost of royalties	60	62	(3)%	158	186	(15)%
Research and development	10,380	10,813	(4)%	29,532	34,571	(15)%
General and administrative	4,761	4,556	4%	13,770	15,318	(10)%
Other income (expense)	187	(688)	(127)%	432	(2,543)	(117)%
Net loss	$(12,181)	$(13,294)	(8)%	$(35,701)	$(45,343)	(21)%

Revenues, net
Revenues, net remained consistent for the three and nine months ended September 30, 2023 as compared to the same period in 2022.
Cost of Royalties
Cost of royalties is comprised of amounts due to third-party university patent licensors in connection with Genentech and Roche's Erivedge net sales.
Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase (Decrease)	For the Nine Months Ended September 30,		Percentage Increase (Decrease)
	2023	2022		2023	2022
	(in thousands)			(in thousands)
Direct research and development costs	$6,388	$4,976	28%	$17,094	$16,719	2%
Employee related costs	3,549	5,279	(33)%	10,840	15,900	(32)%
Facility related costs	443	558	(21)%	1,598	1,952	(18)%
Total research and development expenses	$10,380	$10,813	(4)%	$29,532	$34,571	(15)%

Research and development expenses were $10.4 million for the three months ended September 30, 2023 as compared to $10.8 million in the same period in 2022, a decrease of approximately $0.4 million, or 4%. The decrease was primarily attributable to lower employee related costs due to a reduction in headcount, partially offset by increased clinical costs.

Research and development expenses were $29.5 million for the nine months ended September 30, 2023 as compared to $34.6 million in the same period in 2022, a decrease of approximately $5.0 million, or 15%. The decrease was primarily attributable to lower employee related costs due to a reduction in headcount.

We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance emavusertib, including clinical and preclinical development costs, manufacturing, and payments to our collaborators and/or licensors.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase (Decrease)	For the Nine Months Ended September 30,		Percentage Increase (Decrease)
	2023	2022		2023	2022
	(in thousands)			(in thousands)
Employee related costs	$2,294	$2,356	(3)%	$6,876	$8,182	(16)%
Professional, legal, and consulting services	1,444	1,178	23%	4,053	4,091	(1)%
Facility related costs	774	703	10%	2,024	1,922	5%
Insurance costs	249	319	(22)%	817	1,123	(27)%
Total general and administrative expenses	$4,761	$4,556	5%	$13,770	$15,318	(10)%
General and administrative expenses were $4.8 million for the three months ended September 30, 2023, as compared to $4.6 million in the same period in 2022, an increase of $0.2 million, or 5%. The increase was primarily attributable to higher professional, legal, and consulting services costs.
General and administrative expenses were $13.8 million for the nine months ended September 30, 2023, as compared to $15.3 million in the same period in 2022, a decrease of $1.5 million, or 10%. The decrease was primarily attributable to lower employee related costs due to a reduction in headcount.
Other Income and Expense
Other income and expense increased for the three months ended September 30, 2023 as compared to other expense for the same period in 2022. The change was attributable to increased interest income partially offset by a decrease in the non-cash expense related to the sale of future royalties.
Other income and expense increased for the nine months ended September 30, 2023 as compared to other expense for the same period in 2022. The change was attributable to increased interest income partially offset by a decrease in the non-cash expense related to the sale of future royalties.
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
As of September 30, 2023, our principal sources of liquidity consisted of cash, cash equivalents and investments of $68.5 million, excluding restricted cash of $0.5 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase. Our short-term investments primarily include U.S. Treasury securities, U.S. agency bonds, commercial paper and corporate debt securities. We maintain cash balances with financial institutions in excess of insured limits.
Equity Offerings
We are party to a sales agreement, or the 2021 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, and JonesTrading Institutional Services LLC , or JonesTrading, to sell from time to time up to $100.0 million of our common stock through an “at-the-market offering” program under which Cantor and JonesTrading act as sales agents. To date, we have sold 229,185 shares, representing gross proceeds of $6.3 million. We did not sell any shares of common stock under the 2021 Sales Agreement during the three and nine months ended September 30, 2023. As of September 30, 2023, $93.7 million remained available for sale under the 2021 Sales Agreement.
In July 2023, we sold and issued, in a registered direct offering, or the July Registered Direct, to certain institutional investors an aggregate of 920,488 shares of our common stock at a purchase price of $16.40 per share for net proceeds of approximately $13.8 million.
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
In March 2023, Curis and Curis Royalty received a letter from counsel to Oberland Capital Management, LLC, the Purchasers and the Agent alleging defaults under the Oberland Purchase Agreement. The letter further alleges that these alleged defaults are events of default under the Oberland Purchase Agreement and that each alleged default separately entitles the Purchasers to exercise the put option, which would require Curis Royalty to repurchase the Purchased Receivables at the Put/Call Price. The Purchasers have not attempted to exercise that put option but have purported to reserve their alleged right to exercise it without further notice. As of September 30, 2023, the estimated amount of the Put/Call Price is up to $63.0 million. The Purchasers have also reserved other asserted rights in respect of the alleged defaults, including the asserted right to seek judicial remedies, including for damages and rescission, and to assert alleged claims against Curis and Curis Royalty for indemnification on the basis of material breach and fraud in the inducement. Curis and Curis Royalty dispute these allegations. However, if Oberland elects to pursue these claims, and if Curis and Curis Royalty are unsuccessful in defending against these claims, it could have a material adverse impact on Curis and Curis Royalty, including their ability to continue as a going concern.
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
Cash Flows from Operating Activities
Cash flows from operating activities consist of our net loss adjusted for various non-cash items and changes in operating assets and liabilities. Cash used in operating activities during the nine months ended September 30, 2023 and 2022 was $28.2 million and $42.1 million, respectively. Net cash used in operations decreased by $13.8 million due to decreased employee related costs and timing of payments.
Cash Flows from Investing Activities
Cash provided by investing activities during the nine months ended September 30, 2023 and 2022 was $23.3 million and $29.6 million, respectively. Cash provided by investing activities during both periods was primarily due to net investment activity from purchases and sales or maturities of investments for the respective periods.
Cash Flows from Financing Activities
Cash provided by financing activities was $9.7 million and $2.3 million during the nine months ended September 30, 2023 and 2022, respectively Cash provided by financing activities during the nine months ended September 30, 2023 was primarily due to proceeds from the July Registered Direct, partially offset by payments related to the royalty interest for the Oberland Purchase Agreement. Cash provided by financing activities during the nine months ended September 30, 2022 was primarily due to proceeds from the 2021 Sales Agreement, partially offset by the payment of our liability under the Oberland Purchase Agreement.
Funding Requirements
We have incurred significant losses since our inception. As of September 30, 2023, we had an accumulated deficit of $1.2 billion. We will require substantial funds to continue our research and development programs and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for emavusertib as well as development candidates we have and continue to license under our collaboration with Aurigene. We will require substantial additional capital to fund the further development of these programs, as well as to fund our general and administrative costs and expenses. Moreover, our agreements with collaborators impose significant potential financial obligations on us. For example, under our collaboration, license and option agreement with Aurigene, we are required to make milestone, royalty and option fee payments for discovery, research and preclinical development programs that will be performed by Aurigene, which impose significant potential financial obligations on us.
Based on our current operating plan, we believe that our existing cash, cash equivalents and investments of $68.5 million as of September 30, 2023 should be sufficient to fund our operations into 2025. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. If we are unable to obtain sufficient funding, we will be forced to delay, reduce in scope or eliminate some of our research and development programs, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, any of our product candidates, which could adversely affect our business prospects and our ability to continue operations, and would have a negative impact on our financial condition and our ability to pursue our business strategies. Our resources are focused on the emavusertib programs. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us, or at all. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. Our failure to raise capital through a financing or strategic alternative as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to obtain sufficient capital we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
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
•payments due to licensors, including Aurigene, for patent rights and technology used in our drug development programs;
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
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1A.    RISK FACTORS
The following information updates, and should be read in conjunction with, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, or the 2022 10-K, which was filed with the SEC on March 13, 2023, as supplemented by the risk factor discussed in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, or the Q1 2023 10-Q, which was filed with the SEC on May 4, 2023, and the risk factor discussed in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, or the Q2 2023 10-Q, which was filed with the SEC on August 3, 2023. Any of the risk factors contained in this Quarterly Report on Form 10-Q, the Q1 2023 10-Q, the Q2 2023 10-Q and the 2022 10-K could materially affect our business, financial condition or future results, and such risk factors may not be the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
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

On October 13, 2023, we received a notice from Nasdaq indicating that we have regained compliance with the minimum bid price requirement of the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2).
Although we currently comply with the minimum bid requirement following the Reverse Stock Split, our bid price could fall below $1.00 per share again in the future, in which event we would receive another deficiency notice from Nasdaq advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of 10 consecutive business days. Under certain circumstances, Nasdaq could require that the minimum bid price be $1.00 per share or greater for more than 10 consecutive days before determining that a company complies. If we fail to satisfy the Nasdaq Capital Market’s continued listing requirements and we are delisted from Nasdaq, we may transfer to and commence trading on the OTC Markets or another quotation medium. As a result, an investor would likely find it more difficult to trade or obtain accurate price quotations for our shares. Delisting would likely also reduce the visibility, liquidity, and value of our common stock, reduce institutional investor interest in our company, and may increase the volatility of our common stock. Delisting could also cause a loss of confidence of potential industry partners, lenders, and employees, which could further harm our business and our future prospects. Some or all of these material adverse consequences may contribute to a further decline in our stock price.
Our September 2023 Reverse Stock Split may decrease the liquidity of our common stock.
On September 28, 2023, we effected a 1-for-20 reverse stock split of our common stock, or the Reverse Stock Split. The liquidity of our common stock may be adversely affected by the Reverse Stock Split given the reduced number of shares that are outstanding following the Reverse Stock Split, which may lead to reduced trading and a smaller number of market makers for our common stock, particularly if the per-share trading price does not increase as a result of the Reverse Stock Split. In addition, the Reverse Stock Split may have increased the number of stockholders who own “odd lots” of less than 100 shares of our common stock. Odd lot shares may be more difficult to sell, and brokerage commissions and other costs of transactions in odd lots may be higher than the costs of transactions in “round lots” of even multiples of 100 shares.
Following the Reverse Stock Split, the resulting per-share trading price of our common stock may nevertheless fail to attract institutional investors and may not satisfy the investing guidelines of such investors and, consequently, the trading liquidity of our common stock may not improve. Accordingly, the Reverse Stock Split may not achieve the desired results of increasing marketability of our common stock.
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

Item 6.    Exhibits

Exhibit Number	Description
3.1 *	Restated Certificate of Incorporation of Curis, Inc., as amended.

10.1
Form of Securities Purchase Agreement, dated July 5, 2023, by and among Curis, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 6, 2023)

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

CURIS, INC.

Dated:	November 2, 2023	By:	/S/ JAMES E. DENTZER
James E. Dentzer
President and Chief Executive Officer
(Principal Executive Officer)

CURIS, INC.

		By:	/S/ DIANTHA DUVALL
Diantha Duvall
Chief Financial Officer
(Principal Financial and Accounting Officer)