Form 10-K/A
period 2022-12-31
CURIS INC
filed 2023-12-21
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
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
617-503-6500
(Registrant’s telephone number, including area code)
________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	CRIS	Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act: None
    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No  ☒
    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
    Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
    If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
    The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on June 30, 2022 was approximately $89.7 million. As of December 18, 2023, there were 5,894,085 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of Curis Inc. (“Curis”, “we”, “us” or “our”) for the year ended December 31, 2022, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2023 (the “Original Form 10-K”). The sole purpose of this Amendment is to add to Part II, Item 9A, “Controls and Procedures,” a statement reflecting the conclusion of our chief executive officer and chief financial officer that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022. This statement was inadvertently omitted from the Original Form 10-K. The complete text of Part II, Item 9A, as amended and restated, is included in this Amendment.
In connection with the foregoing, and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, we are including the complete text of Part IV, Item 15, as amended and restated, in this Amendment, which reflects the filing of Exhibit 31.3 and Exhibit 31.4.
Other than with respect to the foregoing, this Amendment does not modify or update in any way the disclosures made in the Original Form 10-K. This Amendment does not otherwise update information in the Original Form 10-K to reflect facts or events occurring subsequent to the filing date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and with any of our filings made with the SEC subsequent to filing of the Original Form 10-K.
PART II
ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
PART IV
ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements.

(a)(2) Financial Statement Schedules.
All schedules are omitted because they are not applicable or the required information is shown in the Financial Statement or Notes thereto.
(a)(3) List of Exhibits.

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this Amendment

	Articles of Incorporation and By-laws
3.1	Restated Certificate of Incorporation of Curis, Inc., as amended	Link	10-Q	11/9/2021	3.1
3.2	Certificate of Designations of Curis, Inc.	Link	S-3 (333-50906)	8/10/2001	3.2
3.3	Amended and Restated By-laws of Curis, Inc.	Link	10-K	3/13/2023	3.3
	Instruments defining the rights of security holders, including indentures
4.1	Form of Curis Common Stock Certificate	Link	10-K	3/1/2004	4.1
4.2	Description of Registrants' Securities	Link	10-K	3/13/2023	4.2
	Material contracts—Management Contracts and Compensatory Plans
#10.1	Employment Agreement, dated March 29, 2016, as amended September 24, 2018 by and between Curis, Inc. and James E. Dentzer.	Link	10-Q	11/1/2018	10.2
#10.2	Employment Agreement, dated August 4, 2022, by and between Curis, Inc. and Diantha Duvall	Link	10-Q	11/9/2022	10.1

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this Amendment

#10.3	Employment Agreement, dated September 11, 2019, by and between Curis, Inc. and William E. Steinkrauss	Link	10-Q	11/5/2019	10.1
#10.4	Employment Agreement, dated June 1, 2018, by and between Curis, Inc. and Robert E. Martell, M.D., Ph.D.	Link	10-Q	8/2/2018	10.2
#10.5	Consulting Agreement, dated June 29, 2022, by and between Curis, Inc. and William E. Steinkrauss	Link	10-Q	8/4/2022	10.1
#10.6	Form of Indemnification Agreement, by and between Curis, Inc. and each non-employee director of the Board of Directors of Curis, Inc.	Link	10-Q	8/7/2014	10.3
#10.7	Curis 2010 Stock Incentive Plan	Link	Def 14A	4/16/2010	Exhibit A
#10.8	Curis 2010 Employee Stock Purchase Plan	Link	Def 14A	4/16/2010	Exhibit B
#10.9	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ 2010 Stock Incentive Plan	Link	8-K	6/4/2010	10.1
#10.10	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ 2010 Stock Incentive Plan	Link	8-K	6/4/2010	10.2
#10.11	Form of Restricted Stock Agreement for awards granted to directors and named executive officers under Curis’ 2010 Stock Incentive Plan	Link	8-K	6/4/2010	10.3
#10.12	Curis Amended and Restated 2010 Stock Incentive Plan, as amended	Link	8-K	5/28/2015	99.1
#10.13	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan, as amended	Link	10-K	3/8/2018	10.21
#10.14	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan, as amended	Link	10-K	3/8/2018	10.22
#10.15	Form of Restricted Stock Agreement for awards granted to directors and named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan, as amended	Link	10-K	3/8/2018	10.23
#10.16	Form of Incentive Stock Option Agreement (Online Acceptance) for awards granted to named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/9/2017	10.21
#10.17	Form of Nonstatutory Stock Option Agreement (Online Acceptance) granted to directors and named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/9/2017	10.22
#10.18	Curis Second Amended and Restated 2010 Stock Incentive Plan	Link	8-K	5/22/2017	99.1

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this Amendment

#10.19	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ Second Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/8/2018	10.27
#10.20	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ Second Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/8/2018	10.28
#10.21	Form of Restricted Stock Agreement for awards granted to directors and named executive officers under Curis’ Second Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/8/2018	10.29
#10.22	Form of Nonstatutory Stock Option Agreement - Inducement Grant pursuant to Nasdaq Stock Market Rule 5635(c)(4)	Link	S-8	1/6/2017	99.1
#10.23	Curis Third Amended and Restated 2010 Stock Incentive Plan, as amended	Link	8-K	6/10/2020	99.1
#10.24	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ Third Amended and Restated 2010 Stock Incentive Plan	Link	10-K	2/24/2022	10.2
#10.25	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ Third Amended and Restated 2010 Stock Incentive Plan	Link	10-K	2/24/2022	10.2
#10.26	Curis Fourth Amended and Restated 2010 Stock Incentive Plan	Link	8-K	6/2/2021	99.1
#10.27	Curis Amended and Restated 2010 Employee Stock Purchase Plan, as amended	Link	10-K	3/8/2018	10.31
	Material contracts—Leases
10.28	Lease, dated December 5, 2019, by and between Curis, Inc. and 128 Spring Street Lexington, LLC relating to the premises at 128 Spring Street, Lexington, Massachusetts	Link	8-K	12/6/2019	10.1
10.29	First Amendment to Lease Agreement, dated January 27, 2022, by and between Curis, Inc. and 99 Hayden, LLC, successor-in-interest to 128 Spring Street Lexington, LLC	Link	8-K	2/2/2022	10.1
	Material contracts—Financing Agreements
10.30	Consent and Payment Direction Letter Agreement, dated November 20, 2012 and effective as of December 11, 2012 by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc.	Link	10-K	3/13/2013	10.32
10.31	Consent and Payment Direction Letter Agreement, dated March 3, 2017 by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc.	Link	10-K	3/9/2017	10.28
††10.32	Purchase and Sale Agreement, dated as of December 11, 2012 between Curis, Inc. and Curis Royalty LLC	Link	10-K	3/13/2023	10.32

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form		SEC Filing Date	Exhibit Number	Filed with this Amendment

†10.33	Royalty Interest Purchase Agreement, dated March 22, 2019, by and between, Curis, Inc., Curis Royalty LLC, a wholly owned subsidiary of Curis, Inc., TPC Investments I LP and TPC Investments II LP	Link	10-K		3/26/2019	10.40
10.34	Security Agreement, dated March 22, 2019, by and between, Curis Royalty LLC, a wholly owned subsidiary of Curis, Inc., TPC Investments I LP and TPC Investments II LP	Link	10-K		3/26/2019	10.41
10.35	Pledge Agreement, dated March 22, 2019, by and between, Curis, Inc., TPC Investments I LP and TPC Investments II LP	Link	10-K		3/26/2019	10.42
10.36	Consent and Payment Direction Letter Agreement, dated March 22, 2019, by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc.	Link	10-K		3/26/2019	10.43
	Material contracts—License and Collaboration Agreements
†10.37	Collaborative Research, Development and License Agreement, dated June 11, 2003, by and between Curis, Inc. and Genentech, Inc.	Link	10-Q		8/6/2015	10.1
††10.38	Collaboration, License and Option Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K		2/24/2022	10.36
††10.39	First Amendment to Collaboration, License and Option Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K		2/24/2022	10.37
†10.40	Second Amendment to Collaboration, License and Option Agreement, dated February 5, 2020, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K	1	3/19/2020	10.41
†10.41	Option and License Agreement, dated January 6, 2020 by and between Curis, Inc and ImmuNext, Inc.	Link	10-K		3/19/2020	10.42
	Material contracts—Miscellaneous
10.42	Common Stock Purchase Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K		2/24/2015	10.34
10.43	Stock Purchase Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-Q		11/3/2016	10.3
10.44	Registration Rights Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K		2/24/2015	10.35
10.45	Registration Rights Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-Q		11/3/2016	10.4
10.46	Form of Securities Purchase Agreement, dated June 11, 2020, by and among Curis, Inc. and the Purchasers named therein	Link	8-K		6/11/2020	10.1
10.47	Sales Agreement, dated March 16, 2021, by and among Curis, Inc., Cantor Fitzgerald & Co. and JonesTrading Institutional Services, LLC	Link	S-3ASR		3/16/2021	1.2

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this Amendment

	Code of Conduct
14	Amended and Restated Code of Business Conduct and Ethics	Link	10-K	3/13/2023	14
	Additional Exhibits
21	Subsidiaries of Curis	Link	10-K	3/13/2023	21
23.1	Consent of PricewaterhouseCoopers LLP	Link	10-K	3/13/2023	23.1
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act	Link	10-K	3/13/2023	31.1
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act	Link	10-K	3/13/2023	31.2
31.3	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act	Link				X
31.4	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act	Link				X
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350	Link	10-K	3/13/2023	32.1
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350	Link	10-K	3/13/2023	32.2
101.INS	InLine XBRL Instance Document					X
101.SCH	InLine XBRL Taxonomy Extension Schema Document					X
101.CAL	InLine XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	InLine XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	InLine XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	InLine XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File					X

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
Date: December 21, 2023