Form 10-Q
period 2024-03-31
CURIS INC
filed 2024-05-07
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 30, 2024, there were 5,894,085 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

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
•our competitive position; and
•our intellectual property position.
Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. We therefore caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in these forward-looking statements include the factors discussed below under the heading “Risk Factor Summary” and the risk factors detailed further in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, and, if applicable, those included under Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

Risk Factor Summary
Investment in our securities involves risk. You should carefully consider the following summary of what we believe to be the principal risks facing our business, in addition to the risks described more fully in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, and, if applicable, those included under Part II, Item 1A of this Quarterly Report on Form 10-Q and other information included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.
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

PART I—FINANCIAL INFORMATION
Item 1.    UNAUDITED FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$29,956	$26,681
Short-term investments	10,764	29,653
Accounts receivable	2,154	2,794
Prepaid expenses and other current assets	3,192	1,780
Total current assets	46,066	60,908
Property and equipment, net	370	434
Restricted cash, long-term	544	544
Operating lease right-of-use asset	2,704	3,056
Other assets	3,358	3,358
Goodwill	8,982	8,982
Total assets	$62,024	$77,282
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,628	$3,172
Accrued liabilities	6,326	9,040
Current portion of operating lease liability	1,349	1,305
Total current liabilities	11,303	13,517
Long-term operating lease liability	1,137	1,489
Liability related to the sale of future royalties, net	40,122	42,606
Total liabilities	52,562	57,612
Stockholders’ equity:
Preferred stock, $0.01 par value—5,000,000 shares authorized, no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value—22,781,250 shares authorized, 5,894,085 shares issued and outstanding at March 31, 2024 and December 31, 2023	59	59
Additional paid-in capital	1,217,351	1,215,792
Accumulated deficit	(1,208,286)	(1,196,410)
Accumulated other comprehensive gain	338	229
Total stockholders’ equity	9,462	19,670
Total liabilities and stockholders’ equity	$62,024	$77,282

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues, net	$2,086	$2,297
Operating expenses:
Cost of royalties	47	24
Research and development	9,617	9,140
General and administrative	4,891	4,760
Total operating expenses	14,555	13,924
Loss from operations	(12,469)	(11,627)
Other income:
Interest income	515	652
Income (expense) related to the sale of future royalties	78	(584)
Total other income	593	68
Net loss	$(11,876)	$(11,559)
Net loss per common share (basic and diluted)	$(2.05)	$(2.39)
Weighted average common shares (basic and diluted)	5,783,585	4,830,763

Net loss	$(11,876)	$(11,559)
Other comprehensive income:
Unrealized gain on marketable securities	109	195
Comprehensive loss	$(11,767)	$(11,364)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
December 31, 2023	5,894,085	$59	$1,215,792	$(1,196,410)	$229	$19,670
Stock-based compensation	—	—	1,559	—	—	1,559
Unrealized gain on marketable securities	—	—	—	—	109	109
Net loss	—	—	—	(11,876)	—	(11,876)
March 31, 2024	5,894,085	$59	$1,217,351	$(1,208,286)	$338	$9,462

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
December 31, 2022	4,830,464	$48	$1,195,687	$(1,148,997)	$(186)	$46,552
Stock-based compensation	—	—	1,395	—	—	1,395
Issuance of common stock under employee benefit plans	516	1	7	—	—	8
Unrealized gain on marketable securities	—	—	—	—	195	195
Net loss	—	—	—	(11,559)	—	(11,559)
March 31, 2023	4,830,980	$49	$1,197,089	$(1,160,556)	$9	$36,591

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(11,876)	$(11,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64	64
Non-cash lease expense	354	324
Stock-based compensation expense	1,559	1,395
Non-cash activity related to the sale of future royalties	(78)	(77)
Amortization of premiums and discounts on investments	84	(145)
Changes in operating assets and liabilities:
Accounts receivable	640	661
Prepaid expenses and other assets	(1,413)	(610)
Accounts payable and accrued liabilities	(2,258)	(1,984)
Operating lease liability	(308)	(268)
Total adjustments	(1,356)	(640)
Net cash used in operating activities	(13,232)	(12,199)
Cash flows from investing activities:
Purchase of investments	(10,737)	(17,682)
Sales and maturities of investments	29,650	43,925
Net cash provided by investing activities	18,913	26,243
Cash flows from financing activities:
Proceeds from issuance of common stock	—	7
Payment of liability of future royalties, net of imputed interest	(2,406)	(2,013)
Net cash used by financing activities	(2,406)	(2,006)
Net increase in cash and cash equivalents and restricted cash	3,275	12,038
Cash and cash equivalents and restricted cash, beginning of period	27,225	20,293
Cash and cash equivalents and restricted cash, end of period	$30,500	$32,331
Supplemental cash flow data:
Cash paid for interest	$—	$661

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)
1.     Nature of Business
Curis, Inc. is a biotechnology company focused on the development of emavusertib (CA-4948), an orally available, small molecule inhibitor of Interleukin-1 receptor associated kinase, or IRAK4. Throughout these Condensed Consolidated Financial Statements, Curis, Inc. and its wholly owned subsidiaries are collectively referred to as the “Company” or “Curis”.
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
The Company will require substantial funds to maintain its research and development programs and support operations. The Company has incurred losses and cash outflows from operations since its inception. The Company had an accumulated deficit of $1.2 billion as of March 31, 2024, and incurred a net loss of $11.9 million and used $13.2 million of cash in operations for the three months ended March 31, 2024. The Company expects to continue to generate operating losses in the foreseeable future.
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has concluded there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued. Based on the Company's $40.7 million of existing cash, cash equivalents and investments at March 31, 2024, recurring losses and cash outflows from operations since inception, an expectation of continuing losses and cash outflows from operations for the foreseeable future and the need to raise additional capital to finance the Company's future operations, the Company concluded it does not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Quarterly Report on Form 10-Q. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.
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

2.     Summary of Significant Accounting Policies
(a)Basis of Presentation and Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the U.S. (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”) on February 8, 2024.
In the opinion of the management of the Company, the unaudited Condensed Consolidated Financial Statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at March 31, 2024; the results of operations for the three-month periods ended March 31, 2024 and 2023; stockholders' equity for the three-month periods ended March 31, 2024 and 2023; and the cash flows for the three-month periods ended March 31, 2024 and 2023. The Condensed Consolidated Balance Sheet at December 31, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
In accordance with FASB ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has concluded there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued.
On September 28, 2023, the Company effected a 1-for-20 reverse stock split of its common stock (the “Reverse Stock Split”). All references to shares of common stock outstanding, average number of shares outstanding and per share amounts in these Condensed Consolidated Financial Statements and notes to Condensed Consolidated Financial Statements have been restated to reflect the Reverse Stock Split on a retroactive basis.
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
The Company classified $0.5 million of its cash as restricted cash as of both March 31, 2024 and December 31, 2023. These amounts represent the security deposit associated with the Company’s Lexington, Massachusetts headquarters.
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
(d)Leases
The Company determines if an arrangement is a lease at contract inception. The Company made an accounting policy election to not recognize leases with an initial term of 12 months or less within its Condensed Consolidated Balance Sheets and to recognize those lease payments on a straight-line basis in its Condensed Consolidated Statements of Operations and Comprehensive Loss over the lease term. Operating lease assets represent the Company's right to use an underlying asset for the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

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
The Company recognizes royalty revenues related to Genentech’s and Roche’s sales of Erivedge. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and where the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company expects to continue recognizing royalty revenue from Genentech’s sales of Erivedge in the U.S. and Roche's sales of Erivedge outside of the U.S. (see Note 8, Research and Development Collaborations). However, a significant portion of Erivedge royalties will be paid to the Purchasers pursuant to the Oberland Purchase Agreement (see Note 7, Liability Related to the Sale of Future Royalties).
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
In March 2024, the SEC approved a rule that will require registrants to provide certain climate-related information in their registration statements and annual reports. The rule requires information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks also includes disclosure of a registrant's greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. On April 4, 2024, the SEC voluntarily stayed implementation of this new rule pending judicial review. The Company is evaluating the potential impact of this rule on the Consolidated Financial Statements and related disclosures.

3.     Fair Value of Financial Instruments
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
In accordance with the fair value hierarchy, the following tables show the fair value as of March 31, 2024 and December 31, 2023 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value.

(in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2024:
Cash equivalents:
Money market funds	$19,778	$—	$—	$19,778
U.S. treasury securities and government agency obligations	—	7,205	—	7,205
Short-term investments:
U.S. treasury securities and government agency obligations	—	10,764	—	10,764
Total	$19,778	$17,969	$—	$37,747

(in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2023:
Cash equivalents:
Money market funds	$16,780	$—	$—	$16,780
U.S. treasury securities and government agency obligations	—	4,735	—	4,735
Corporate debt securities and commercial paper	—	2,021	—	2,021
Short-term investments:
Corporate debt securities and commercial paper	—	12,996	—	12,996
U.S. treasury securities and government agency obligations	—	16,657	—	16,657
Total	$16,780	$36,409	$—	$53,189

4.     Investments
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of March 31, 2024 are as follows:

(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
U.S. treasury securities and government agency obligations	10,764	—	—	10,764
Total investments	$10,764	$—	$—	$10,764
The weighted average remaining maturity of short-term investments was 0.5 years at March 31, 2024.
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2023 are as follows:

(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
Corporate debt securities and commercial paper	$12,999	$—	$(3)	$12,996
U.S. treasury securities and government agency obligations	16,655	3	(1)	16,657
Total investments	$29,654	$3	$(4)	$29,653
The weighted average maturity of short-term investments was 0.2 years at December 31, 2023.
No credit losses on available-for-sale securities were recognized during the three months ended March 31, 2024 or 2023. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.
As of both March 31, 2024 and December 31, 2023, the Company held no investments that have been in a continuous unrealized loss position for 12 months or longer.
5.     Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Employee related costs	$1,532	$3,701
Research and development costs	3,523	4,163
Professional and legal fees	1,216	1,059
Other	55	117
Total	$6,326	$9,040

6.     Lease
The Company has a single lease for real estate, including laboratory and office space, and certain equipment, in Lexington, Massachusetts which commenced on May 1, 2020. A portion of the Company’s leased space is subject to an early termination option that becomes effective on the lease commencement date of a new lease for larger premises within the landlord’s commercial real estate portfolio (“New Lease”). The landlord has the option to early terminate the lease agreement by providing written notice to the Company eighteen months prior to December 31, 2025, or by June 30, 2024. The Company expects the lease to end as of December 31, 2025.
As of March 31, 2024, the Company had an operating lease liability of $2.5 million and related right-of-use asset of $2.7 million related to its operating lease. As of December 31, 2023, the Company had an operating lease liability of $2.8 million and related right-of-use asset of $3.1 million related to its operating lease.
The Company recorded lease cost of $0.4 million for each of the three months ended March 31, 2024 and 2023.

The Company paid $0.4 million in rent during each of the three months ended March 31, 2024 and 2023. The discount rate associated with the Company’s right-of-use asset is 10%.
7.     Liability Related to the Sale of Future Royalties
In March 2019, the Company and Curis Royalty entered into the royalty interest purchase agreement (“Oberland Purchase Agreement”) with TPC Investments I LP and TPC Investments II LP (the "Purchasers"), each of which is a Delaware limited partnership managed by Oberland Capital Management, LLC, and Lind SA LLC ("Agent"), a Delaware limited liability company managed by Oberland Capital Management, LLC, as collateral agent for the Purchasers. The Company sold to the Purchasers a portion of its rights to receive royalties from Genentech on potential net sales of Erivedge.
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
The Oberland Purchase Agreement provides that after the occurrence of an event of default as defined under the security agreement by Curis Royalty, the Purchasers shall have the option, for a period of 180 days, to require Curis Royalty to repurchase a portion of certain royalty and royalty related payments, excluding a portion of non-U.S. royalties retained by Curis Royalty (referred to as the “Purchased Receivables”), at a price (referred to as the “Put/Call Price”), equal to 250% of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. The Company concluded that this put option is an embedded derivative that requires bifurcation from the deferred royalty obligation and evaluates the fair value of the put option each reporting period. The estimated fair value of the put option is immaterial as of both March 31, 2024 and December 31, 2023. Additionally, Curis Royalty shall have the option at any time to repurchase the Purchased Receivables at the Put/Call Price as of the date of such repurchase. No events of default occurred as of March 31, 2024.
As a result of the obligation to pay future royalties to the Purchasers, the Company recorded the proceeds as a liability on its Condensed Consolidated Balance Sheets. It accounts for the liability and interest expense using the interest method over the expected life of the Oberland Purchase Agreement. As a result, the Company imputes interest on the transaction and records imputed interest expense at the estimated interest rate. The Company’s estimate of the interest rate under the Oberland Purchase Agreement is based on the amount of royalty payments expected to be received by the Purchasers over the life of the Oberland Purchase Agreement. The projected amount of royalty payments expected to be paid to the Purchasers involves the use of significant estimates and assumptions with respect to the revenue growth rate in the Company’s projections of sales of Erivedge. The Company periodically assesses the expected royalty payments to Curis Royalty from Genentech using a combination of historical results and forecasts from market data sources. To the extent such payments are greater or less than the current estimates or the timing of such payments is materially different than the original estimates, the Company prospectively adjusts the amortization of the liability.
The Company determined the fair value of the liability related to the sale of future royalties at the time of the Oberland Purchase Agreement to be $65.0 million, with a current effective annual imputed interest rate of zero. The Company incurred $0.6 million of transaction costs in connection with the Oberland Purchase Agreement. These transaction costs will be amortized to imputed interest expense over the estimated term of the Oberland Purchase Agreement. The carrying value of the liability related to the sale of future royalties approximates fair value as of March 31, 2024 and is based on the Company’s current estimates of future royalties expected to be paid to the Purchasers over the life of the arrangement, which are considered Level 3 inputs.

The following table shows the activity with respect to the liability related to the sale of future royalties during the three months ended March 31, 2024.

(in thousands)
Carrying value of liability related to the sale of future royalties at January 1, 2024	$42,606
Other	(78)
Less: payments to the Purchasers	(2,406)
Carrying value of liability related to the sale of future royalties at March 31, 2024	$40,122
In March 2023, Curis and Curis Royalty received a letter from counsel to Oberland Capital Management, LLC, the Purchasers and the Agent alleging certain defaults of the Oberland Purchase Agreement and demanding cure of one of the asserted defaults. The Purchasers have not attempted to exercise the put option. Curis and Curis Royalty dispute these allegations. If Oberland elects to pursue these claims, and if Curis and Curis Royalty are unsuccessful in defending against these claims, it could have a material adverse impact on Curis and Curis Royalty, including their ability to continue as a going concern. The Company has not received any further communication on this topic from counsel to Oberland Capital Management, LLC, the Purchasers or the Agent since the March 2023 letter. As of March 31, 2024, the estimated amount of the Put/Call Price is $50.9 million.
8.     Research and Development Collaborations

(a)Genentech
In June 2003, the Company licensed its proprietary Hedgehog pathway antagonist technologies to Genentech for human therapeutic use. The primary focus of the collaboration is Erivedge, which is being commercialized by Genentech in the U.S. and by Genentech’s parent company, Roche, outside of the U.S. for the treatment of advanced BCC.
Pursuant to the collaboration agreement, the Company is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5%. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances. Cost of royalties comprises payments to university licensors and was not material for the three months ended March 31, 2024 and 2023.
The Company has account receivables from Genentech under this collaboration of $2.1 million and $2.7 million as of March 31, 2024 and December 31, 2023, respectively, in its Condensed Consolidated Balance Sheets.
As previously discussed in Note 7, Liability Related to the Sale of Future Royalties, a significant portion of royalty revenues received from Genentech on net sales of Erivedge will be paid to the Purchasers pursuant to the Oberland Purchase Agreement.
(b)Aurigene
The Company is party to an exclusive collaboration agreement with Aurigene for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and selected precision oncology targets. Under the collaboration agreement, Aurigene granted the Company an option to obtain exclusive, royalty-bearing licenses to relevant Aurigene technology to develop, manufacture and commercialize products containing certain of such compounds anywhere in the world, except for India and Russia, which are territories retained by Aurigene. Additionally, Aurigene retains the rights to develop and commercialize CA-170 in Asia, and the Company is entitled to receive royalty payments on potential future sales of CA-170 in Asia at percentage rates ranging from the high single digits up to 10%, subject to specified reductions.
As of March 31, 2024, the Company has exercised its option to license the following four programs under the collaboration:
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
9.     Common Stock
Sales Agreement with Cantor Fitzgerald & Co. and JonesTrading Institutional Services LLC
In March 2021, the Company entered into a sales agreement (the “2021 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and JonesTrading Institutional Services LLC (“JonesTrading”). In February 2024, the Company entered into an amended and restated sales agreement with Cantor and JonesTrading (the “2024 Sales Agreement”), which supersedes the 2021 Sales Agreement. Pursuant to the 2024 Sales Agreement, the Company can sell from time to time shares of the Company’s common stock through an “at-the-market offering” program under which Cantor and JonesTrading act as sales agents. Subject to the terms and conditions of the 2024 Sales Agreement, Cantor and JonesTrading can sell the common stock by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act.
Pursuant to the terms of the 2024 Sales Agreement, the aggregate compensation payable to each of Cantor and JonesTrading is 3% of the gross proceeds from sales of the common stock sold by Cantor or JonesTrading, as applicable. The Company did not sell any shares of common stock under the 2024 Sales Agreement during the three months ended March 31, 2024. As of March 31, 2024, $100.0 million of shares of common stock remained available for sale under the 2024 Sales Agreement.
10.     Stock Plans and Stock-Based Compensation
As of March 31, 2024, the Company had two stockholder-approved, stock-based compensation plans: (i) the Fourth Amended and Restated 2010 Stock Incentive Plan (“2010 Plan”) and (ii) the Amended and Restated 2010 Employee Stock Purchase Plan (“ESPP”). New employees are generally issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan (“Inducement Awards”).
The Fourth Amended and Restated 2010 Stock Incentive Plan
The 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s board of directors. The Company can issue up to 1,159,500 shares of its common stock pursuant to awards granted under the 2010 Plan. Options vest and become exercisable based on a schedule determined by the board of directors and expire up to ten years from the date of grant. The 2010 Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights (“SARs”) will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3 shares per share under the award to be removed from the available share pool. As of March 31, 2024, the Company has only granted options to purchase shares of the Company’s common stock with an exercise price equal to the closing market price of the Company’s common stock on the Nasdaq Capital Market on the grant date and issued restricted stock awards ("RSAs") at no cost to Company employees, excluding officers. As of March 31, 2024, 14,902 shares remained available for grant under the 2010 Plan.
During the three months ended March 31, 2024, the Company’s board of directors granted options to purchase 277,970 shares of the Company’s common stock to the employees of the Company under the 2010 Plan, excluding officers. These options vest and become exercisable as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four year period, and are exercisable at a price equal to the closing market price of the Company’s common stock on the grant date.
In January 2024, the Company's board of directors approved the grant of options to its executive officers and non-employee directors to purchase 200,950 shares of common stock. These stock option grants were approved subject to and contingent upon approval by the Company's stockholders of the Fifth Amended and Restated 2010 Stock Incentive Plan. The shareholders will vote on the proposal for the adoption of the Fifth Amended and Restated 2010 Stock Incentive Plan at the annual meeting of stockholders scheduled for May 21, 2024.
Inducement Awards
The Company grants Inducement Awards to certain new employees. These options generally vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option on each successive quarter thereafter. During the three months ended March 31, 2024, the Company’s board of directors granted Inducement Awards to purchase 5,800 shares of common stock. These options are granted at an exercise price that equals the closing market price of the Company’s common stock on the grant date.
Stock Options
A summary of stock option activity under the 2010 Plan and Inducement Awards are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2023	840,880	$47.58	7.16
Granted	283,770	11.64
Exercised	—	—
Canceled/Forfeited	(12,262)	78.49
Outstanding, March 31, 2024	1,112,388	$38.07	7.66	$17
Exercisable at March 31, 2024	538,662	$55.19	6.08	$—
Vested and unvested expected to vest at March 31, 2024	1,112,388	$38.07	7.66	$17
The weighted average grant date fair values of the stock options granted during the three months ended March 31, 2024 and 2023 were $10.01 and $11.80, respectively, and were calculated using the following estimated assumptions under the Black-Scholes option pricing model:

	Three Months Ended March 31,
	2024	2023
Expected term (years)	6	5.5
Risk free interest rate	3.9% - 4.1%	3.6%
Expected volatility	115% - 116%	115% - 116%
Expected dividends	None	None
As of March 31, 2024, there was $9.5 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, which is expected to be recognized as expense over a weighted average period of 2.97 years. There were no employee stock options exercised during the three months ended March 31, 2024. The intrinsic value of employee stock options exercised during the three months ended March 31, 2023 was not material.
Restricted Stock Awards
The following table presents a summary of unvested RSAs under the 2010 Plan as of March 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2023	110,500	$18.20
Awarded	—	—
Vested	—	—
Forfeited	—	—
Unvested, March 31, 2024	110,500	$18.20

As of March 31, 2024, there were 110,500 shares outstanding underlying RSAs that are expected to vest. As of March 31, 2024, there was $1.1 million of unrecognized compensation costs related to RSAs, which are expected to be recognized as expense over a remaining weighted average period of 1.11 years.

Amended and Restated 2010 Employee Stock Purchase Plan
The Company has reserved 100,000 shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning of the enrollment period or ending date of the purchase period within a two-year enrollment period, as defined. The Company has four six-month purchase periods per each two-year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two-year enrollment resets at the new lower stock price. During the three months ended March 31, 2024 and 2023, no shares were issued under the ESPP. As of March 31, 2024, there were 26,631 shares available for future purchase under the ESPP.
Stock-Based Compensation Expense
For the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense to the following line items in its costs and expenses section of the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development expenses	$809	$629
General and administrative expenses	750	766
Total stock-based compensation expense	$1,559	$1,395
11.     Loss Per Common Share
Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 2024 and 2023, because the effect of adjusting the weighted average number of common shares outstanding during the period for the potential dilutive effect of common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist of stock options outstanding of 1,112,388 and 875,034 as of March 31, 2024 and 2023, respectively, and unvested RSAs of 110,500 as of March 31, 2024.
Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements, based on current expectations and related to future events and our future financial and operational performance, that involve risks and uncertainties. You should review the discussion above under the heading “Risk Factor Summary” and the risk factors detailed further in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, and, if applicable, those included under Part II, Item 1A of this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used throughout this report, the terms “the Company,” “we,” “us,” and “our” refer to the business of Curis, Inc. and its wholly owned subsidiaries, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc.
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
TakeAim Lymphoma
In addition to the TakeAim Leukemia Phase 1/2 study, we are testing emavusertib in combination with ibrutinib in a Phase 1/2 open-label, single arm expansion trial in patients with R/R primary central nervous system lymphoma, or PCNSL, also known as the TakeAim Lymphoma Phase 1/2 study. In June 2022 and December 2023, we provided preliminary clinical data for patients with various hematological malignancies in the combination portion of the ongoing TakeAim Lymphoma Phase 1/2 study. In December 2023, we provided clinical and safety data of emavusertib in combination with ibrutinib in several non-Hodgkin's lymphoma subtypes including PCNSL patients.
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
In January 2015, we entered into an exclusive collaboration agreement with Aurigene Discovery Technologies Limited, or Aurigene, which was amended in September 2016 and February 2020, for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology. As of March 31, 2024, we have licensed four programs under the Aurigene collaboration, including emavusertib.
Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, royalties and research and development funding from our corporate collaborators, and the monetization of certain royalty rights. We have never been profitable on an annual basis and had an accumulated deficit of $1.2 billion as of March 31, 2024. For the three months ended March 31, 2024, we incurred a net loss of $11.9 million and used $13.2 million of cash in operations.
We expect to continue to generate operating losses in the foreseeable future. Based upon our current operating plan, we believe that our $40.7 million of existing cash, cash equivalents and investments at March 31, 2024 should enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our current cash, cash equivalents, and investments, are not expected to fund our operations beyond 12 months from the date of filing this Quarterly Report on Form 10-Q. See “Liquidity and Capital Resources—Funding Requirements” below and Note 1, Nature of Business, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.
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
Our Collaborations and License Agreements
For information regarding our collaboration and license agreements, refer to Note 8, Research and Development Collaborations, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and Note 10, Research and Development Collaborations, in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission, or SEC, on February 8, 2024.
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
Liability Related to the Sale of Future Royalties. In March 2019, we and our wholly owned subsidiary, Curis Royalty LLC, or Curis Royalty, entered into the royalty interest purchase agreement, or the Oberland Purchase Agreement, with entities managed by Oberland Capital Management, LLC, or the Purchasers and Lind SA LLC, as collateral agent for the Purchasers, or Agent. Upon closing of the Oberland Purchase Agreement, Curis Royalty received proceeds of $65.0 million, less certain transaction costs, from the Purchasers. Curis Royalty will also be entitled to receive milestone payments of $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026, which milestone payments may each be paid, at the option of the Purchasers, in a lump sum in cash or out of the Purchaser’s portion of future payments under the Oberland Purchase Agreement.
The Oberland Purchase Agreement has default provisions, that if triggered, Curis Royalty would be required to repurchase 250% of the difference of the sum of proceeds received under the Oberland Purchase Agreement less certain payments previously received by the Purchasers with respect to the Purchased Receivables (“Put/Call Price"). In March 2023, we and Curis Royalty received a letter from counsel to Oberland Capital Management, LLC, the Purchasers and the Agent, alleging certain defaults of the Oberland Purchase Agreement and demanding cure of one of the asserted defaults. Purchasers have not attempted to exercise the put option. We and Curis Royalty dispute these allegations. However, if Oberland elects to pursue these claims, and if we and Curis Royalty are unsuccessful in defending against these claims, it could have a material adverse impact on us and Curis Royalty, including the ability of us and Curis Royalty to continue as a going concern. We have not received any further communication on this topic from counsel to Oberland Capital Management, LLC, the Purchasers or the Agent since the March 2023 letter. As of March 31, 2024, the estimated amount of the Put/Call Price is $50.9 million.
For a discussion of the Oberland Purchase Agreement, see “Liquidity and Capital Resources – Royalty Interest Purchase Agreement”. A further discussion of risks related to the letter from counsel to Oberland Capital Management, LLC, the Purchasers and the Agent, is set forth under Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
•other outside service costs, including regulatory costs and costs for contract manufacturing;
•the cost of companion drugs;
•facility costs; and
•certain payments that we make to Aurigene under our collaboration agreement, including, for example, milestone payments.
We expense research and development costs as incurred.
Research and development activities are central to our business model. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we conduct larger clinical trials of emavusertib; prepare regulatory filings for emavusertib; continue to develop additional drug candidates; and potentially advance our drug candidates into later stages of clinical development.
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
Any changes in the outcome of any of these variables with respect to the development of emavusertib could mean a significant change in the costs and timing associated with the development of emavusertib. For example, if the FDA or another regulatory authority requests additional or unanticipated data for our clinical trials or requires us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time to complete clinical development of that drug candidate. We may never obtain regulatory approval for emavusertib. If we do obtain regulatory approval for our drug candidate, drug commercialization will take several years and millions of dollars in development costs.
A further discussion of some of the risks and uncertainties associated with completing our research and development programs on schedule, or at all, and some consequences of failing to do so, are set forth under Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, and, if applicable, those included under Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
During the three months ended March 31, 2024, there were no material changes to our critical accounting estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 8, 2024.
Results of Operations
Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,		Percentage Increase (Decrease)
	2024	2023
	(in thousands)
Revenues, net:	$2,086	$2,297	(9)%
Costs and expenses:
Cost of royalties	47	24	96%
Research and development	9,617	9,140	5%
General and administrative	4,891	4,760	3%
Other income	593	68	772%
Net loss	$(11,876)	$(11,559)	3%
Revenues, net
Revenues, net decreased by $0.2 million, or 9%, for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease was driven by decreased net sales of Erivedge during the current year period as compared to the same period in the prior year.

Cost of Royalties
Cost of royalties is comprised of amounts due to third-party university patent licensors in connection with Genentech and Roche's net sales of Erivedge.
Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase (Decrease)
	2024	2023
	(in thousands)
Direct research and development costs	$4,937	$4,796	3%
Employee related costs	4,184	3,749	12%
Facility related costs	496	595	(17)%
Total research and development expenses	$9,617	$9,140	5%

Research and development expenses increased by $0.5 million, or 5%, for the three months ended March 31, 2024 as compared to the same period in 2023. The increase was primarily attributable to higher employee related costs.
We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance emavusertib, including clinical and preclinical development costs, manufacturing, and payments to our collaborators and/or licensors.
General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase (Decrease)
	2024	2023
	(in thousands)
Employee related costs	$2,370	$2,327	2%
Professional, legal, and consulting services	1,617	1,502	8%
Facility related costs	660	642	3%
Insurance costs	244	289	(16)%
Total general and administrative expenses	$4,891	$4,760	3%
General and administrative expenses remained consistent for the three months ended March 31, 2024 and 2023.
Other Income
Other income increased for the three months ended March 31, 2024 as compared the same period in 2023. The increase was primarily attributable to a decrease in the non-cash expense related to the sale of future royalties.
Liquidity and Capital Resources
We have financed our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments and research and development funding from our corporate collaborators, and the monetization of certain royalty rights. See “Funding Requirements” below and Note 1, Nature of Business, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.
As of March 31, 2024, our principal sources of liquidity consisted of cash, cash equivalents and investments of $40.7 million, excluding restricted cash, long-term of $0.5 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase. Our short-term investments primarily include U.S. Treasury securities, U.S. agency bonds, commercial paper and corporate debt securities. We maintain cash balances with financial institutions in excess of insured limits.

Equity Offerings
In March 2021, we entered into a sales agreement, or the 2021 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, and JonesTrading Institutional Services LLC, or JonesTrading. In February 2024, we entered into an amended and restated sales agreement, or the 2024 Sales Agreement, with Cantor and JonesTrading, to sell from time to time shares of our common stock through an “at-the-market offering” program under which Cantor and JonesTrading act as sales agents. The 2024 Sales Agreement superseded the 2021 Sales Agreement. To date, we have not sold any shares under the 2024 Sales Agreement.
Royalty Interest Purchase Agreement
In March 2019, we and Curis Royalty entered into the Oberland Purchase Agreement with the Purchasers and the Agent. We sold to the Purchasers a portion of our rights to receive royalties from Genentech on potential net sales of Erivedge.
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
The Oberland Purchase Agreement has default provisions, that if triggered, Curis Royalty would be required to repurchase 250% of the difference of the sum of proceeds received under the Oberland Purchase Agreement less certain payments previously received by the Purchasers with respect to the Purchased Receivables (“Put/Call Price"). In March 2023, we and Curis Royalty received a letter from counsel to Oberland Capital Management, LLC, alleging certain defaults of the Oberland Purchase Agreement and demanding cure of one of the asserted defaults. The Purchasers have not attempted to exercise that put option. We and Curis Royalty dispute these allegations. However, if Oberland elects to pursue these claims, and if we and Curis Royalty are unsuccessful in defending against these claims, it could have a material adverse impact on us and Curis Royalty, including the ability of us and Curis Royalty to continue as a going concern. We have not received any further communication on this topic from counsel to Oberland Capital Management, LLC, the Purchasers or the Agent since the March 2023 letter. As of March 31, 2024, the estimated amount of the Put/Call Price is $50.9 million.
A further discussion of risks related to the letter from counsel to Oberland Capital Management, LLC, the Purchasers and the Agent, is set forth under Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.
Cash Flows from Operating Activities
Cash flows from operating activities consist of our net loss adjusted for various non-cash items and changes in operating assets and liabilities. Cash used in operating activities during the three months ended March 31, 2024 and 2023 was $13.2 million and $12.2 million, respectively. Net cash used in operations increased by $1.0 million due to increased research and development costs and timing of payments.
Cash Flows from Investing Activities
Cash provided by investing activities during the three months ended March 31, 2024 and 2023 was $18.9 million and $26.2 million, respectively. Cash provided by investing activities during both periods was primarily due to investment activity from purchases and sales or maturities of investments for the respective periods.
Cash Flows from Financing Activities
Cash used in financing activities was $2.4 million and $2.0 million during the three months ended March 31, 2024 and 2023, respectively. Cash used in financing activities during the three months ended March 31, 2024 and 2023 was primarily due to payments related to the Oberland Purchase Agreement.
Funding Requirements
We have incurred significant losses since our inception. As of March 31, 2024, we had an accumulated deficit of approximately $1.2 billion. We will require substantial funds to continue our research and development program and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for emavusertib as well as development candidates we have and continue to license under our collaboration with Aurigene. We will require substantial additional capital to fund the further development of emavusertib, as well as to fund our general and administrative costs and expenses. Moreover, our agreements with collaborators impose significant potential financial obligations on us.
Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments of $40.7 million as of March 31, 2024, should enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our current cash, cash equivalents, and investments, are not expected to fund our operations beyond 12 months from the date of filing this Quarterly Report on Form 10-Q. See Note 1, Nature of Business, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern. Our resources are focused on emavusertib. If we are unable to obtain sufficient funding, we will be forced to delay, reduce in scope or eliminate our research and development program for emavusertib, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, emavusertib, which could adversely affect our business prospects and our ability to continue operations, and would have a negative impact on our financial condition and our ability to pursue our business strategies. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us, or at all. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. Our failure to raise capital through a financing or strategic alternative as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to obtain sufficient capital, we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
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
Contractual Obligations
There have been no material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1A.    RISK FACTORS
We are subject to a number of risks that could materially and adversely affect our business, financial condition, and results of operations and future prospects, including those identified in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 8, 2024.
Item 5.    OTHER INFORMATION
Director and Officer Trading Arrangements
During the first quarter of 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6.    EXHIBITS

Exhibit Number	Description
10.1
Amended and Restated Sales Agreement by and among Curis, Inc., Cantor Fitzgerald & Co. and JonesTrading Institutional Services LLC dated February 8, 2024 (as incorporated by reference to Exhibit 1.2 to the Company's Registration Statement on Form S-3, filed on February 8, 2024)

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

CURIS, INC.

Dated:	May 7, 2024	By:	/S/ JAMES E. DENTZER
James E. Dentzer
President and Chief Executive Officer
(Principal Executive Officer)

CURIS, INC.

		By:	/S/ DIANTHA DUVALL
Diantha Duvall
Chief Financial Officer
(Principal Financial and Accounting Officer)