Form 10-Q
period 2024-06-30
CURIS INC
filed 2024-08-01
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 25, 2024, there were 5,978,945 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

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
•We are dependent on the success of our lead clinical stage drug candidate emavusertib, for which we are conducting the TakeAim Leukemia Phase 1/2 and TakeAim Lymphoma Phase 1/2 studies and a Phase 1 safety study of emavusertib in combination with azacitidine and venetoclax to treat acute myeloid leukemia, or AML. If we are unable to commercialize emauvsertib, or if we experience significant delays in doing so, our business will be materially harmed.
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

PART I—FINANCIAL INFORMATION
Item 1.    UNAUDITED FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$9,996	$26,681
Short-term investments	18,364	29,653
Accounts receivable	2,546	2,794
Prepaid expenses and other current assets	3,618	1,780
Total current assets	34,524	60,908
Property and equipment, net	308	434
Restricted cash, long-term	544	544
Operating lease right-of-use asset	3,752	3,056
Other assets	2,303	3,358
Goodwill	8,982	8,982
Total assets	$50,413	$77,282
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,449	$3,172
Accrued liabilities	6,741	9,040
Current portion of operating lease liability	1,249	1,305
Current portion of liability related to sale of future royalties	8,927	8,504
Total current liabilities	19,366	22,021
Long-term operating lease liability	2,309	1,489
Liability related to sale of future royalties, net	29,432	34,102
Total liabilities	51,107	57,612
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value—5,000,000 shares authorized, no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value—34,171,875 shares authorized, 5,904,278 shares issued and outstanding at June 30, 2024; 22,781,250 shares authorized, 5,894,085 shares issued and outstanding at December 31, 2023	59	59
Additional paid-in capital	1,219,294	1,215,792
Accumulated deficit	(1,220,089)	(1,196,410)
Accumulated other comprehensive income	42	229
Total stockholders’ equity (deficit)	(694)	19,670
Total liabilities and stockholders’ equity (deficit)	$50,413	$77,282

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues, net	$2,546	$2,197	$4,632	$4,494
Operating expenses:
Cost of royalties	12	74	59	98
Research and development	10,254	10,012	19,871	19,152
General and administrative	4,792	4,249	9,683	9,009
Total operating expenses	15,058	14,335	29,613	28,259
Loss from operations	(12,512)	(12,138)	(24,981)	(23,765)
Other income:
Interest income	701	815	1,216	1,467
Income (expense) related to the sale of future royalties	8	(638)	86	(1,222)
Total other income	709	177	1,302	245
Net loss	$(11,803)	$(11,961)	$(23,679)	$(23,520)
Net loss per common share (basic and diluted)	$(2.03)	$(2.47)	$(4.08)	$(4.87)
Weighted average common shares (basic and diluted)	5,818,416	4,834,381	5,801,000	4,832,582

Net loss	$(11,803)	$(11,961)	$(23,679)	$(23,520)
Other comprehensive income:
Unrealized gain (loss) on marketable securities	(296)	(7)	(187)	188
Comprehensive loss	$(12,099)	$(11,968)	$(23,866)	$(23,332)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
December 31, 2023	5,894,085	$59	$1,215,792	$(1,196,410)	$229	$19,670
Stock-based compensation	—	—	1,559	—	—	1,559
Unrealized gain on marketable securities	—	—	—	—	109	109
Net loss	—	—	—	(11,876)	—	(11,876)
March 31, 2024	5,894,085	$59	$1,217,351	$(1,208,286)	$338	$9,462
Stock-based compensation	—	—	1,704	—	—	1,704
Issuance of common stock under employee benefit plans, net of shares received to settle minimum tax obligation for vesting of restricted stock awards	(9,483)	—	78	—	—	78
Issuance of shares in connection with 2024 Sales Agreement, net of fees of $0.1 million for issuance of shares	19,676	—	161	—	—	161
Unrealized gain on marketable securities	—	—	—	—	(296)	(296)
Net loss	—	—	—	(11,803)	—	(11,803)
June 30, 2024	5,904,278	$59	$1,219,294	$(1,220,089)	$42	$(694)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
December 31, 2022	4,830,464	$48	$1,195,687	$(1,148,997)	$(186)	$46,552
Stock-based compensation	—	—	1,395	—	—	1,395
Issuance of common stock under employee benefit plans	516	1	7	—	—	8
Unrealized gain on marketable securities	—	—	—	—	195	195
Net loss	—	—	—	(11,559)	—	(11,559)
March 31, 2023	4,830,980	$49	$1,197,089	$(1,160,556)	$9	$36,591
Stock-based compensation	—	—	1,424	—		1,424
Issuance of common stock under employee benefit plans, including restricted stock awards	136,345	1	177	—	—	178
Unrealized loss on marketable securities	—	—	—	—	(7)	(7)
Net loss	—	—	—	(11,961)	—	(11,961)
June 30, 2023	4,967,325	$50	$1,198,690	$(1,172,517)	$2	$26,225

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(23,679)	$(23,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126	128
Non-cash lease expense	687	662
Stock-based compensation expense	3,263	2,819
Non-cash activity related to the sale of future royalties	(86)	(202)
Amortization of premiums and discounts on investments	(450)	(602)
Changes in operating assets and liabilities:
Accounts receivable	248	589
Prepaid expenses and other assets	(783)	1,026
Accounts payable and accrued liabilities	(3,074)	(410)
Operating lease liability	(619)	(557)
Total adjustments	(688)	3,453
Net cash used in operating activities	(24,367)	(20,067)
Cash flows from investing activities:
Purchase of investments	(18,098)	(28,336)
Sales and maturities of investments	29,650	51,425
Net cash provided by investing activities	11,552	23,089
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	291	185
Payment of liability of future royalties	(4,161)	(3,043)
Net cash used in financing activities	(3,870)	(2,858)
Net (decrease) increase in cash and cash equivalents and restricted cash	(16,685)	164
Cash and cash equivalents and restricted cash, beginning of period	27,225	20,293
Cash and cash equivalents and restricted cash, end of period	$10,540	$20,457
Supplemental cash flow data:
Issuance costs in accrued expenses and accounts payable	$52	$171
Cash paid for interest	$—	$1,424
Increase in right-of-use assets and operating lease liabilities	$1,383	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$9,996	$26,681
Restricted cash, long-term	544	544
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$10,540	$27,225

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
The Company will require substantial funds to maintain its research and development programs and support operations. The Company has incurred losses and cash outflows from operations since its inception. The Company had an accumulated deficit of $1.2 billion as of June 30, 2024, and incurred a net loss of $23.7 million and used $24.4 million of cash in operations for the six months ended June 30, 2024. The Company expects to continue to generate operating losses in the foreseeable future.
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has concluded there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued. Based on the Company's $28.4 million of existing cash, cash equivalents and investments at June 30, 2024, recurring losses and cash outflows from operations since inception, an expectation of continuing losses and cash outflows from operations for the foreseeable future and the need to raise additional capital to finance the Company's future operations, the Company concluded it does not have sufficient cash on hand to support current operations for the next 12 months from the date of filing this Quarterly Report on Form 10-Q. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.
The Company plans to seek additional funding through a number of potential avenues, including private or public equity financings, collaborations, or other strategic transactions. The Company may not be able to obtain funding on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of its control, and it may be unable to raise financing when needed, or on terms favorable to the Company. If necessary funds are not available, the Company will have to delay, reduce the scope of, or eliminate its development of emavusertib, potentially delaying the time to market for or preventing the marketing of emavusertib, which may have a material adverse effect on the Company’s operations and future prospects.
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
In the opinion of the management of the Company, the unaudited Condensed Consolidated Financial Statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at June 30, 2024; the results of operations for the three and six-month periods ended June 30, 2024 and 2023; stockholders' equity (deficit) for the three and six-month periods ended June 30, 2024 and 2023; and the cash flows for the six-month periods ended June 30, 2024 and 2023. The Condensed Consolidated Balance Sheet at December 31, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. In accordance with FASB ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has concluded there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
The Company classified $0.5 million of its cash as restricted cash as of both June 30, 2024 and December 31, 2023. These amounts represent the security deposit associated with the Company’s Lexington, Massachusetts headquarters.
The Company’s short-term investments are marketable debt securities with original maturities of greater than three months from the date of purchase, but less than twelve months from the balance sheet date. Marketable securities consist of commercial paper, corporate bonds and notes, and/or government obligations. All of the Company’s investments have been designated available-for-sale and are stated at fair value. Unrealized gains and losses on investments are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficit). Interest income is included in other income (expense) in the period during which it is earned. Any premium or discount arising at purchase is amortized and/or accreted to interest income.
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
The lease payment used to determine the operating lease asset may include lease incentives and stated rent increases and was recognized as an operating lease right-of-use asset in the Condensed Consolidated Balance Sheets. The Company’s lease agreements may include both lease and non-lease components, which may be accounted for as a single lease component when the payments are fixed. Variable payments included in the lease agreement are expensed as incurred.
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
In accordance with the fair value hierarchy, the following tables show the fair value as of June 30, 2024 and December 31, 2023 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value.

(in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2024:
Cash equivalents:
Money market funds	$3,927	$—	$—	$3,927
Short-term investments:
U.S. treasury securities and government agency obligations	—	18,364	—	18,364
Total	$3,927	$18,364	$—	$22,291

(in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2023:
Cash equivalents:
Money market funds	$16,780	$—	$—	$16,780
U.S. treasury securities and government agency obligations	—	4,735	—	4,735
Corporate debt securities and commercial paper	—	2,021	—	2,021
Short-term investments:
Corporate debt securities and commercial paper	—	12,996	—	12,996
U.S. treasury securities and government agency obligations	—	16,657	—	16,657
Total	$16,780	$36,409	$—	$53,189

4.     Investments
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of June 30, 2024 are as follows:

(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
U.S. treasury securities and government agency obligations	18,322	45	(3)	18,364
Total investments	$18,322	$45	$(3)	$18,364
The weighted average remaining maturity of short-term investments was 0.2 years at June 30, 2024.
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2023 are as follows:

(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
Corporate debt securities and commercial paper	$12,999	$—	$(3)	$12,996
U.S. treasury securities and government agency obligations	16,655	3	(1)	16,657
Total investments	$29,654	$3	$(4)	$29,653
The weighted average maturity of short-term investments was 0.2 years at December 31, 2023.
No credit losses on available-for-sale securities were recognized during the three and six months ended June 30, 2024 or 2023. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.
As of both June 30, 2024 and December 31, 2023, the Company held no investments that have been in a continuous unrealized loss position for 12 months or longer.
5.     Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Employee related costs	$1,950	$3,701
Research and development costs	4,028	4,163
Professional and legal fees	742	1,059
Other	21	117
Total	$6,741	$9,040

6.     Lease
The Company has a single lease for real estate, including laboratory and office space, and certain equipment, in Lexington, Massachusetts which commenced on May 1, 2020.
A portion of the Company’s leased space is subject to an early termination option that becomes effective on the lease commencement date of a new lease for larger premises within the landlord’s commercial real estate portfolio. The landlord had the option to early terminate the lease agreement by providing written notice to the Company eighteen months prior to December 31, 2025, or by June 30, 2024. The Company previously expected the lease to end as of December 31, 2025, and as of June 30, 2024, the Company no longer expects the lease to end early, which was accounted for as a lease modification. The lease will expire on April 30, 2027. During the three and six months ended June 30, 2024, the Company recognized an increase of $1.4 million to the lease liability and right-of-use asset.

As of June 30, 2024, the Company had an operating lease liability of $3.6 million and related right-of-use asset of $3.8 million related to its operating lease. As of December 31, 2023, the Company had an operating lease liability of $2.8 million and related right-of-use asset of $3.1 million related to its operating lease.
The Company recorded lease cost of $0.4 million and $0.8 million during the three and six months ended June 30, 2024, respectively. The Company recorded lease cost of $0.4 million and $0.7 million during the three and six months ended June 30, 2023, respectively. The Company paid $0.4 million in rent for each of the three months ended June 30, 2024 and 2023. The Company paid $0.8 million and $0.7 million in rent during the six months ended June 30, 2024 and 2023, respectively. The discount rate associated with the Company’s lease liability is 10%.
7.     Liability Related to the Sale of Future Royalties
In March 2019, the Company and Curis Royalty entered into the Oberland Purchase Agreement with the Purchasers and the Agent, as collateral agent for the Purchasers. The Company sold to the Purchasers a portion of its rights to receive royalties from Genentech on potential net sales of Erivedge.
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
The Oberland Purchase Agreement provides that after the occurrence of an event of default as defined under the security agreement by Curis Royalty, the Purchasers shall have the option, for a period of 180 days, to require Curis Royalty to repurchase a portion of certain royalty and royalty related payments, excluding a portion of non-U.S. royalties retained by Curis Royalty (referred to as the “Purchased Receivables”), at a price (referred to as the “Put/Call Price”), equal to 250% of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. The Company concluded that this put option is an embedded derivative that requires bifurcation from the deferred royalty obligation and evaluates the fair value of the put option each reporting period. The estimated fair value of the put option is immaterial as of both June 30, 2024 and December 31, 2023. Additionally, Curis Royalty shall have the option at any time to repurchase the Purchased Receivables at the Put/Call Price as of the date of such repurchase. No events of default occurred as of June 30, 2024.
As a result of the obligation to pay future royalties to the Purchasers, the Company recorded the proceeds as a liability on its Condensed Consolidated Balance Sheets. It accounts for the liability and interest expense using the interest method over the expected life of the Oberland Purchase Agreement. As a result, the Company imputes interest on the transaction and records imputed interest expense at the estimated interest rate. The Company’s estimate of the interest rate under the Oberland Purchase Agreement is based on the amount of royalty payments expected to be received by the Purchasers over the life of the Oberland Purchase Agreement and is currently zero. The projected amount of royalty payments expected to be paid to the Purchasers involves the use of significant estimates and assumptions with respect to the revenue growth rate in the Company’s projections of sales of Erivedge. The Company periodically assesses the expected royalty payments to Curis Royalty from Genentech using a combination of historical results and forecasts from market data sources. To the extent such payments are greater or less than the current estimates or the timing of such payments is materially different than the original estimates, the Company prospectively adjusts the amortization of the liability.
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

The following table shows the activity with respect to the liability related to the sale of future royalties during the six months ended June 30, 2024.

(in thousands)
Carrying value of liability related to the sale of future royalties at January 1, 2024	$42,606
Other	(86)
Less: payments to the Purchasers	(4,161)
Carrying value of liability related to the sale of future royalties at June 30, 2024	$38,359
The Company has revised the Liability related to the sale of future royalties, net to adjust for an immaterial misclassification of the presentation of this liability between long term and short term. A summary of adjustments as of March 31, 2024, December 31, 2023 and 2022 are as follows:

	As Previously reported	Adjustment	As Revised
March 31, 2024
Current portion of liability related to sale of future royalties	—	8,793	8,793
Liability related to sale of future royalties, net	40,122	(8,793)	31,329
December 31, 2023
Current portion of liability related to sale of future royalties	—	8,504	8,504
Liability related to sale of future royalties, net	42,606	(8,504)	34,102
December 31, 2022
Current portion of liability related to sale of future royalties	—	6,257	6,257
Liability related to sale of future royalties, net	49,483	(6,257)	43,226
The revisions increased total current liabilities by the amounts noted above and have no impact on total liabilities for any of the periods presented. The revisions did not impact the statement of operations and comprehensive loss, the statement of cash flows, or the statement of stockholders' equity (deficit).
In March 2023, Curis and Curis Royalty received a letter from counsel to Oberland Capital Management, LLC, the Purchasers and the Agent alleging certain defaults of the Oberland Purchase Agreement and demanding cure of one of the asserted defaults. The Purchasers have not attempted to exercise the put option. Curis and Curis Royalty dispute these allegations. If Oberland elects to pursue these claims, and if Curis and Curis Royalty are unsuccessful in defending against these claims, it could have a material adverse impact on Curis and Curis Royalty, including their ability to continue as a going concern. The Company has not received any further communication on this topic from counsel to Oberland Capital Management, LLC, the Purchasers or the Agent since the March 2023 letter. As of June 30, 2024, the estimated amount of the Put/Call Price is $46.5 million.
8.     Research and Development Collaborations

(a)Genentech
In June 2003, the Company licensed its proprietary Hedgehog pathway antagonist technologies to Genentech for human therapeutic use. The primary focus of the collaboration is Erivedge, which is being commercialized by Genentech in the U.S. and by Genentech’s parent company, Roche, outside of the U.S. for the treatment of advanced BCC.
Pursuant to the collaboration agreement, the Company is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5%. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances. Cost of royalties comprises payments to university licensors and was not material for the three and six months ended June 30, 2024 and 2023.
The Company had account receivables from Genentech under this collaboration of $2.5 million and $2.7 million as of June 30, 2024 and December 31, 2023, respectively, in its Condensed Consolidated Balance Sheets.
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
As of June 30, 2024, the Company has exercised its option to license the following four programs under the collaboration:
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
9.     Common Stock
In May 2024, the Company's stockholders approved an increase to the number of authorized shares of its common stock from 22,781,250 shares to 34,171,875 shares.
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
Pursuant to the terms of the 2024 Sales Agreement, the aggregate compensation payable to each of Cantor and JonesTrading is 3% of the gross proceeds from sales of the common stock sold by Cantor or JonesTrading, as applicable. The Company sold 19,676 shares of common stock under the 2024 Sales Agreement during the three and six months ended June 30, 2024, representing gross proceeds of $0.2 million. As of June 30, 2024, $99.8 million of shares of common stock remained available for sale under the 2024 Sales Agreement.
10.     Stock Plans and Stock-Based Compensation
As of June 30, 2024, the Company had two stockholder-approved, stock-based compensation plans: (i) the Fifth Amended and Restated 2010 Stock Incentive Plan (“2010 Plan”) and (ii) the Amended and Restated 2010 Employee Stock Purchase Plan, as amended (“ESPP”). New employees are generally issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan (“Inducement Awards”).
The Fifth Amended and Restated 2010 Stock Incentive Plan

The 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s board of directors. In May 2024, the Company's stockholders approved the amendment and restatement of the 2010 Plan to reserve an additional 942,100 shares of common stock for issuance under the 2010 Plan. The Company can issue up to 2,101,600 shares of its common stock pursuant to awards granted under the 2010 Plan. Options vest and become exercisable based on a schedule determined by the board of directors and expire up to ten years from the date of grant. The 2010 Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights (“SARs”) will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3 shares per share under the award to be removed from the available share pool. As of June 30, 2024, the Company has only granted options to purchase shares of the Company’s common stock with an exercise price equal to the closing market price of the Company’s common stock on the Nasdaq Capital Market on the grant date and issued restricted stock awards ("RSAs") at no cost to Company employees, excluding officers. As of June 30, 2024, 890,670 shares remained available for grant under the 2010 Plan.
During the six months ended June 30, 2024, the Company’s board of directors granted options to purchase 457,670 shares of the Company’s common stock to officers and employees of the Company under the 2010 Plan. These options vest and become exercisable as to 25% of the shares underlying the awards after the first year and as to an additional 6.25% of the shares underlying the awards in each subsequent quarter, based upon continued employment over a four year period, and are exercisable at a price equal to the closing market price of the Company’s common stock on the grant date.
During the six months ended June 30, 2024, the Company’s board of directors granted options to its non-employee directors to purchase 21,250 shares of common stock under the 2010 Plan, which will vest and become exercisable in one year from the date of grant. These options were granted at an exercise price that equaled the closing market price of the Company’s common stock on the grant date.
Inducement Awards
The Company grants Inducement Awards to certain new employees. These options generally vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option on each successive quarter thereafter. During the six months ended June 30, 2024, the Company’s board of directors granted Inducement Awards to purchase 14,350 shares of common stock. These options are granted at an exercise price that equals the closing market price of the Company’s common stock on the grant date.
Stock Options
A summary of stock option activity under the 2010 Plan and Inducement Awards are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2023	840,880	$47.58	7.16
Granted	493,270	11.65
Exercised	—	—
Canceled/Forfeited	(107,436)	46.58
Outstanding, June 30, 2024	1,226,714	$35.23	7.34	$5
Exercisable at June 30, 2024	578,562	$57.40	5.29	$—
Vested and unvested expected to vest at June 30, 2024	1,226,714	$35.23	7.34	$5

The weighted average grant date fair values of the stock options granted during the six months ended June 30, 2024 and 2023 were $9.71 and $12.01, respectively, and were calculated using the following estimated assumptions under the Black-Scholes option pricing model:

	Six Months Ended June 30,
	2024	2023
Expected term (years)	6	5.5
Risk free interest rate	3.9% - 4.3%	3.5% - 3.6%
Expected volatility	114% - 116%	115% - 116%
Expected dividends	None	None
As of June 30, 2024, there was $8.0 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, which is expected to be recognized as expense over a weighted average period of 2.50 years. There were no employee stock options exercised during the six months ended June 30, 2024. The intrinsic value of employee stock options exercised during the six months ended June 30, 2023 was not material.
Restricted Stock Awards
The following table presents a summary of unvested RSAs under the 2010 Plan as of June 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2023	110,500	$18.20
Awarded	—	—
Vested	65,988	18.20
Forfeited	4,375	18.20
Unvested, June 30, 2024	40,137	$18.20

As of June 30, 2024, there were 40,137 shares outstanding underlying RSAs that are expected to vest. As of June 30, 2024, there was $0.6 million of unrecognized compensation costs related to RSAs, which are expected to be recognized as expense over a remaining weighted average period of 0.86 years. The fair value of RSAs that vested during the six months ended June 30, 2024 was $1.0 million. There were no RSAs that vested during the six months ended June 30, 2023. The weighted average grant date fair value of RSAs granted during the six months ended June 30, 2023 was $18.20.
Amended and Restated 2010 Employee Stock Purchase Plan, as amended
In May 2024, the Company's stockholders approved an amendment to the ESPP to reserve an additional 400,000 shares of common stock for issuance under the ESPP. The Company has reserved 500,000 shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning of the enrollment period or ending date of the purchase period within a two-year enrollment period, as defined. The Company has four six-month purchase periods per each two-year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two-year enrollment resets at the new lower stock price. During the three and six months ended June 30, 2024, 11,307 shares were issued under the ESPP. During the three and six months ended June 30, 2023, 19,345 shares were issued under the ESPP. As of June 30, 2024, there were 415,324 shares available for future purchase under the ESPP.

Stock-Based Compensation Expense
For the three and six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense to the following line items in its costs and expenses section of the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development expenses	$737	$654	$1,546	$1,283
General and administrative expenses	967	770	1,717	1,536
Total stock-based compensation expense	$1,704	$1,424	$3,263	$2,819
11.     Loss Per Common Share
Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three and six months ended June 30, 2024 and 2023, because the effect of adjusting the weighted average number of common shares outstanding during the period for the potential dilutive effect of common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist of stock options outstanding of 1,226,714 and 877,462 as of June 30, 2024 and 2023, respectively, and unvested RSAs of 40,137 and 117,000 as of June 30, 2024 and 2023, respectively.
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
In May 2024, we streamlined our operations to focus on the TakeAim Lymphoma Phase 1/2 study, portions of the TakeAim Leukemia Phase 1/2 study, our AML Triplet study, and ongoing investigator-sponsored studies in solid tumors. We intend to complete the planned enrollment in the TakeAim Leukemia Phase 1/2 study and we deprioritized other efforts resulting in an approximate 30% reduction in our workforce.
TakeAim Leukemia
Emavusertib is currently undergoing testing in a Phase 1/2 open-label, single arm expansion trial in patients with relapsed or refractory, or R/R, AML and high-risk myelodysplastic syndromes, or hrMDS, also known as the TakeAim Leukemia Phase

1/2 study. In January and December 2022, July and December 2023, and May 2024, we presented clinical data for patients from the ongoing TakeAim Leukemia Phase 1/2 study. We expect additional data from this study in late 2024.
TakeAim Lymphoma
In addition to the TakeAim Leukemia Phase 1/2 study, we are testing emavusertib in combination with ibrutinib in a Phase 1/2 open-label, single arm expansion trial in patients with R/R primary central nervous system lymphoma, or PCNSL, also known as the TakeAim Lymphoma Phase 1/2 study. In June 2022 and December 2023, we provided preliminary clinical data for patients with various hematological malignancies in the combination portion of the ongoing TakeAim Lymphoma Phase 1/2 study. In December 2023, we provided clinical and safety data of emavusertib in combination with ibrutinib in several non-Hodgkin's lymphoma subtypes including PCNSL patients. We expect additional data from this study in late 2024.
AML Triplet Study
We have initiated a Phase 1 clinical study of emavusertib as an add-on agent to the combination of azacitidine and venetoclax to assess the safety of the triplet regimen in AML, which we refer to as the AML Triplet study. The AML Triplet study is currently being conducted in Spain, Germany, and Italy. We expect initial safety data from this study in late 2024.
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
In January 2015, we entered into an exclusive collaboration agreement with Aurigene Discovery Technologies Limited, or Aurigene, which was amended in September 2016 and February 2020, for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology. As of June 30, 2024, we have licensed four programs under the Aurigene collaboration, including emavusertib.
Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, royalties and research and development funding from our corporate collaborators, and the monetization of certain royalty rights. We have never been profitable on an annual basis and had an accumulated deficit of $1.2 billion as of June 30, 2024. For the six months ended June 30, 2024, we incurred a net loss of $23.7 million and used $24.4 million of cash in operations.
We expect to continue to generate operating losses in the foreseeable future. Based upon our current operating plan, we believe that our $28.4 million of existing cash, cash equivalents and investments at June 30, 2024 should enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our current cash, cash equivalents, and investments, are not expected to fund our operations beyond 12 months from the date of filing this Quarterly Report on Form 10-Q. See “Liquidity and Capital Resources—Funding Requirements” below and Note 1, Nature of Business, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.
We will need to generate significant revenues to achieve profitability, and do not expect to achieve profitability in the foreseeable future, if at all. We will require additional funding to fund the development of emavusertib through regulatory approval and commercialization, and to support our continued operations. We will need to seek additional funding through a number of potential avenues, including private or public equity financings, collaborations, or other strategic transactions. If sufficient funds are not available, we will have to delay, reduce the scope of, or eliminate our research and development program for emavusertib, including related clinical trials and operating expenses, potentially delaying the time to market for or preventing the marketing of emavusertib, which could adversely affect our business prospects and our ability to continue our operations, and would have a negative impact on our financial condition and ability to pursue our business strategies. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all.
Key Drivers
We believe that near term key drivers to our success will include:

•our ability to focus and successfully plan and execute current and planned clinical trials for emavusertib, and for such clinical trials to generate favorable data;
•our ability to raise additional financing to fund operations; and/or
•our ability to collaborate or license emavusertib and to successfully develop and commercialize emavusertib.
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
Financial Operations Overview

General. Our future operating results will largely depend on the progress of emavusertib. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the cost and outcome of any preclinical development or clinical trials then being conducted. For a discussion of our liquidity and funding requirements, see “Liquidity” and “Liquidity and Capital Resources – Funding Requirements”.
Liability Related to the Sale of Future Royalties. In March 2019, we and our wholly owned subsidiary, Curis Royalty LLC, or Curis Royalty, entered into the royalty interest purchase agreement, or the Oberland Purchase Agreement, with entities managed by Oberland Capital Management, LLC, or the Purchasers, and Lind SA LLC, as collateral agent for the Purchasers, or Agent. Pursuant to the Oberland Purchase Agreement, the Purchasers acquired the rights to a portion of certain royalty and royalty-related payments excluding a portion of non-U.S. royalties retained by Curis Royalty, referred to as the Purchased Receivables, owed by Genentech under our collaboration agreement with Genentech. Upon closing of the Oberland Purchase Agreement, Curis Royalty received proceeds of $65.0 million, less certain transaction costs, from the Purchasers. Curis Royalty will also be entitled to receive milestone payments of $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026, which milestone payments may each be paid, at the option of the Purchasers, in a lump sum in cash or out of the Purchaser’s portion of future payments under the Oberland Purchase Agreement.
The Oberland Purchase Agreement has default provisions, that if triggered, would require Curis Royalty to repurchase 250% of the difference of the sum of proceeds received under the Oberland Purchase Agreement less certain payments previously received by the Purchasers with respect to the Purchased Receivables, or Put/Call Price. In March 2023, we and Curis Royalty received a letter from counsel to Oberland Capital Management, LLC, the Purchasers and the Agent, alleging certain defaults of the Oberland Purchase Agreement and demanding cure of one of the asserted defaults. Purchasers have not attempted to exercise the put option. We and Curis Royalty dispute these allegations. However, if Oberland elects to pursue these claims, and if we and Curis Royalty are unsuccessful in defending against these claims, it could have a material adverse impact on us and Curis Royalty, including the ability of us and Curis Royalty to continue as a going concern. We have not received any further communication on this topic from counsel to Oberland Capital Management, LLC, the Purchasers or the Agent since the March 2023 letter. As of June 30, 2024, the estimated amount of the Put/Call Price is $46.5 million.
For a discussion of the Oberland Purchase Agreement, see “Liquidity and Capital Resources – Royalty Interest Purchase Agreement”. A further discussion of risks related to the letter from counsel to Oberland Capital Management, LLC, the Purchasers and the Agent, is set forth under Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.
Revenue. We do not expect to generate any revenues from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including royalty payments. We recognize royalty revenues related to Genentech’s sales of Erivedge, and we expect to continue to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. However, a significant portion of our royalty and royalty-related revenues under our collaboration with Genentech will be paid to the Purchasers, pursuant to the Oberland Purchase Agreement. The Oberland Purchase Agreement will terminate upon the earlier to occur of (i) the date on which Curis Royalty’s rights to receive the Purchased Receivables owed by Genentech under the Genentech collaboration agreement have terminated in their entirety or (ii) the date on which payment in full of the Put/Call Price is received by the Purchasers pursuant to the Purchasers’ exercise of their put option or Curis Royalty’s exercise of its call right.

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
Any changes in the outcome of any of these variables with respect to the development of emavusertib could mean a significant change in the costs and timing associated with the development of emavusertib. For example, if the U.S. Food and

Drug Administration or another regulatory authority requests additional or unanticipated data for our clinical trials or requires us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time to complete clinical development of that drug candidate. We may never obtain regulatory approval for emavusertib. If we do obtain regulatory approval for our drug candidate, drug commercialization will take several years and the associated costs will be significant.
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
During the six months ended June 30, 2024, there were no material changes to our critical accounting estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 8, 2024.
Results of Operations
Three and Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		Percentage Increase (Decrease)	For the Six Months Ended June 30,		Percentage Increase (Decrease)
	2024	2023		2024	2023
	(in thousands)			(in thousands)
Revenues, net:	$2,546	$2,197	16%	$4,632	$4,494	3%
Costs and expenses:
Cost of royalties	12	74	(84)%	59	98	(40)%
Research and development	10,254	10,012	2%	19,871	19,152	4%
General and administrative	4,792	4,249	13%	9,683	9,009	7%
Other income	709	177	301%	1,302	245	431%
Net loss	$(11,803)	$(11,961)	(1)%	$(23,679)	$(23,520)	1%
Revenues, net
Revenues, net increased by $0.3 million, or 16%, for the three months ended June 30, 2024 as compared to the same period in 2023. Revenues, net increased by $0.1 million, or 3%, for the six months ended June 30, 2024 as compared to the same period in 2023. Revenues, net are primarily comprised of royalties on net sales of Erivedge.
Cost of Royalties
Cost of royalties is comprised of amounts due to third-party university patent licensors in connection with Genentech and Roche's net sales of Erivedge.

Research and Development Expenses.
Research and development expenses are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase (Decrease)	For the Six Months Ended June 30,		Percentage Increase (Decrease)
	2024	2023		2024	2023
	(in thousands)			(in thousands)
Direct research and development costs	$5,571	$5,911	(6)%	$10,508	$10,707	(2)%
Employee related costs	4,185	3,543	18%	8,369	7,292	15%
Facility related costs	498	558	(11)%	994	1,153	(14)%
Total research and development expenses	$10,254	$10,012	2%	$19,871	$19,152	4%

Research and development expenses increased by $0.2 million, or 2%, for the three months ended June 30, 2024 as compared to the same period in 2023.
Research and development expenses increased by $0.7 million, or 4%, for the six months ended June 30, 2024 as compared to the same period in 2023. The increase for both the three and six month periods was primarily attributable to higher employee related costs, due to severance associated with the May 2024 reduction in workforce, partially offset by a decrease in consulting costs.
We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance emavusertib, including clinical and preclinical development costs, manufacturing, and payments to our collaborators and/or licensors.
General and Administrative Expenses.
General and administrative expenses are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase (Decrease)	For the Six Months Ended June 30,		Percentage Increase (Decrease)
	2024	2023		2024	2023
	(in thousands)			(in thousands)
Employee related costs	$2,631	$2,256	17%	$5,001	$4,583	9%
Professional, legal, and consulting services	1,298	1,107	17%	2,915	2,609	12%
Facility related costs	623	606	3%	1,283	1,249	3%
Insurance costs	240	280	(14)%	484	568	(15)%
Total general and administrative expenses	$4,792	$4,249	13%	$9,683	$9,009	7%
General and administrative expenses increased by $0.5 million, or 13%, for the three months ended June 30, 2024 as compared to the same period in 2023.
General and administrative expenses increased by $0.7 million, or 7%, for the six months ended June 30, 2024 as compared to the same period in 2023. The increase for both the three and six month periods was primarily attributable to higher employee related costs, due to severance associated with the May 2024 reduction in workforce.
Other Income
Other income increased for the three and six months ended June 30, 2024 as compared the same periods in 2023. The increase was primarily attributable to a decrease in the non-cash expense related to the sale of future royalties.
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

As of June 30, 2024, our principal sources of liquidity consisted of cash, cash equivalents and investments of $28.4 million, excluding restricted cash, long-term of $0.5 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase. Our short-term investments primarily include U.S. Treasury securities and agency bonds. We maintain cash balances with financial institutions in excess of insured limits.
Equity Offerings
In March 2021, we entered into a sales agreement, or the 2021 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, and JonesTrading Institutional Services LLC, or JonesTrading. In February 2024, we entered into an amended and restated sales agreement, or the 2024 Sales Agreement, with Cantor and JonesTrading, to sell from time to time shares of our common stock through an “at-the-market offering” program under which Cantor and JonesTrading act as sales agents. The 2024 Sales Agreement superseded the 2021 Sales Agreement. We sold 19,676 shares of common stock under the 2024 Sales Agreement during the three and six months ended June 30, 2024, representing gross proceeds of $0.2 million.
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
The Oberland Purchase Agreement has default provisions, that if triggered, would require Curis Royalty to repurchase 250% of the difference of the sum of proceeds received under the Oberland Purchase Agreement less the Put/Call Price. In March 2023, we and Curis Royalty received a letter from counsel to Oberland Capital Management, LLC, alleging certain defaults of the Oberland Purchase Agreement and demanding cure of one of the asserted defaults. The Purchasers have not attempted to exercise that put option. We and Curis Royalty dispute these allegations. However, if Oberland elects to pursue these claims, and if we and Curis Royalty are unsuccessful in defending against these claims, it could have a material adverse impact on us and Curis Royalty, including the ability of us and Curis Royalty to continue as a going concern. We have not received any further communication on this topic from counsel to Oberland Capital Management, LLC, the Purchasers or the Agent since the March 2023 letter. As of June 30, 2024, the estimated amount of the Put/Call Price is $46.5 million.
A further discussion of risks related to the letter from counsel to Oberland Capital Management, LLC, the Purchasers and the Agent, is set forth under Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.
Cash Flows from Operating Activities
Cash flows from operating activities consist of our net loss adjusted for various non-cash items and changes in operating assets and liabilities. Cash used in operating activities during the six months ended June 30, 2024 and 2023 was $24.4 million and $20.1 million, respectively. Net cash used in operations increased by $4.3 million due to timing of payments.
Cash Flows from Investing Activities
Cash provided by investing activities during the six months ended June 30, 2024 and 2023 was $11.6 million and $23.1 million, respectively. Cash provided by investing activities during both periods was primarily due to investment activity from purchases and sales or maturities of investments for the respective periods.
Cash Flows from Financing Activities
Cash used in financing activities was $3.9 million and $2.9 million during the six months ended June 30, 2024 and 2023, respectively. Cash used in financing activities during the six months ended June 30, 2024 and 2023 was primarily due to payments related to the Oberland Purchase Agreement, partially offset by proceeds from common stock sold under the 2024 Sales Agreement in the current period.
Funding Requirements

We have incurred significant losses since our inception. As of June 30, 2024, we had an accumulated deficit of approximately $1.2 billion. We will require substantial funds to continue our research and development program and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for emavusertib as well as development candidates we have and continue to license under our collaboration with Aurigene. We will require substantial additional capital to fund the further development of emavusertib, as well as to fund our general and administrative costs and expenses. Moreover, our agreements with collaborators impose significant potential financial obligations on us.
Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments of $28.4 million as of June 30, 2024, should enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our current cash, cash equivalents, and investments, are not expected to fund our operations beyond 12 months from the date of filing this Quarterly Report on Form 10-Q. See Note 1, Nature of Business, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern. Our resources are focused on emavusertib. If we are unable to obtain sufficient funding, we will be forced to delay, reduce in scope or eliminate our research and development program for emavusertib, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, emavusertib, which could adversely affect our business prospects and our ability to continue operations, and would have a negative impact on our financial condition and our ability to pursue our business strategies. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us, or at all. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. Our failure to raise capital through a financing or strategic alternative as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to obtain sufficient capital, we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
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
Contractual Obligations
There have been no material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5.    OTHER INFORMATION
Director and Officer Trading Arrangements
During the second quarter of 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6.    EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Curis, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 23, 2024)

10.1	Fifth Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed May 23, 2024)
10.2	Amended and Restated 2010 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed May 23, 2024)

31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2 *	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350
32.2 *	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS *	InLine XBRL Instance Document

101.SCH *	InLine XBRL Taxonomy Extension Schema Document

101.CAL *	InLine XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	InLine XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	InLine XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	InLine XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File

* Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURIS, INC.

Dated:	August 1, 2024	By:	/S/ JAMES E. DENTZER
James E. Dentzer
President and Chief Executive Officer
(Principal Executive Officer)

CURIS, INC.

		By:	/S/ DIANTHA DUVALL
Diantha Duvall
Chief Financial Officer
(Principal Financial and Accounting Officer)