Form 10-Q
period 2024-09-30
CURIS INC
filed 2024-11-14
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 11, 2024, there were 8,466,957 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1.    UNAUDITED FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$20,854	$26,681
Short-term investments	—	29,653
Accounts receivable	2,978	2,794
Prepaid expenses and other current assets	3,105	1,780
Total current assets	26,937	60,908
Property and equipment, net	246	434
Restricted cash, long-term	544	544
Operating lease right-of-use asset	3,461	3,056
Other assets	2,303	3,358
Goodwill	8,982	8,982
Total assets	$42,473	$77,282
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,818	$3,172
Accrued liabilities	8,141	9,040
Current portion of operating lease liability	1,292	1,305
Current portion of liability related to sale of future royalties	8,783	8,504
Total current liabilities	22,034	22,021
Long-term operating lease liability	1,968	1,489
Liability related to sale of future royalties, net	27,206	34,102
Total liabilities	51,208	57,612
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value—5,000,000 shares authorized, no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value—34,171,875 shares authorized, 6,020,259 shares issued and outstanding at September 30, 2024; 22,781,250 shares authorized, 5,894,085 shares issued and outstanding at December 31, 2023	60	59
Additional paid-in capital	1,221,386	1,215,792
Accumulated deficit	(1,230,181)	(1,196,410)
Accumulated other comprehensive income	—	229
Total stockholders’ equity (deficit)	(8,735)	19,670
Total liabilities and stockholders’ equity (deficit)	$42,473	$77,282

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues, net	$2,931	$2,833	$7,563	$7,327
Operating expenses:
Cost of royalties	22	60	81	158
Research and development	9,723	10,380	29,594	29,532
General and administrative	3,753	4,761	13,436	13,770
Total operating expenses	13,498	15,201	43,111	43,460
Loss from operations	(10,567)	(12,368)	(35,548)	(36,133)
Other income:
Interest income	325	806	1,541	2,273
Income (expense) related to the sale of future royalties	150	(619)	236	(1,841)
Total other income	475	187	1,777	432
Net loss	$(10,092)	$(12,181)	$(33,771)	$(35,701)
Net loss per common share (basic and diluted)	$(1.70)	$(2.13)	$(5.77)	$(6.96)
Weighted average common shares (basic and diluted)	5,940,924	5,720,789	5,847,982	5,131,904

Net loss	$(10,092)	$(12,181)	$(33,771)	$(35,701)
Other comprehensive income:
Unrealized gain (loss) on marketable securities	(42)	101	(229)	289
Comprehensive loss	$(10,134)	$(12,080)	$(34,000)	$(35,412)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
December 31, 2023	5,894,085	$59	$1,215,792	$(1,196,410)	$229	$19,670
Stock-based compensation	—	—	1,559	—	—	1,559
Unrealized gain on marketable securities	—	—	—	—	109	109
Net loss	—	—	—	(11,876)	—	(11,876)
March 31, 2024	5,894,085	$59	$1,217,351	$(1,208,286)	$338	$9,462
Stock-based compensation	—	—	1,704	—	—	1,704
Issuance of common stock under employee benefit plans, net of shares received to settle minimum tax obligation for vesting of restricted stock awards	(9,483)	—	78	—	—	78
Issuance of shares in connection with 2024 Sales Agreement, net of issuance costs	19,676	—	161	—	—	161
Unrealized loss on marketable securities	—	—	—	—	(296)	(296)
Net loss	—	—	—	(11,803)	—	(11,803)
June 30, 2024	5,904,278	$59	$1,219,294	$(1,220,089)	$42	$(694)
Stock-based compensation	—	—	1,384	—	—	1,384
Issuance of shares in connection with 2024 Sales Agreement, net of issuance costs	120,356	1	708	—	—	709
Cancellation of restricted stock awards	(4,375)	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	(42)	(42)
Net loss	—	—	—	(10,092)	—	(10,092)
September 30, 2024	6,020,259	$60	$1,221,386	$(1,230,181)	$—	$(8,735)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
December 31, 2022	4,830,464	$48	$1,195,687	$(1,148,997)	$(186)	$46,552
Stock-based compensation	—	—	1,395	—	—	1,395
Issuance of common stock under employee benefit plans	516	1	7	—	—	8
Unrealized gain on marketable securities	—	—	—	—	195	195
Net loss	—	—	—	(11,559)	—	(11,559)
March 31, 2023	4,830,980	$49	$1,197,089	$(1,160,556)	$9	$36,591
Stock-based compensation	—	—	1,424	—		1,424
Issuance of common stock under employee benefit plans, including restricted stock awards	136,345	1	177	—	—	178
Unrealized loss on marketable securities	—	—	—	—	(7)	(7)
Net loss	—	—	—	(11,961)	—	(11,961)
June 30, 2023	4,967,325	$50	$1,198,690	$(1,172,517)	$2	$26,225
Issuance of shares in connection with 2023 Registered Direct, net of issuance costs	920,488	9	13,805	—	—	13,814
Stock-based compensation	—	—	1,633	—	—	1,633
Cancellation of restricted stock awards	(2,500)	—	(1)			(1)
Unrealized gain on marketable securities	—	—	—	—	101	101
Net loss	—	—	—	(12,181)	—	(12,181)
September 30, 2023	5,885,313	$59	$1,214,127	$(1,184,698)	$103	$29,591

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(33,771)	$(35,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	187	191
Non-cash lease expense	978	999
Stock-based compensation expense	4,647	4,452
Non-cash activity related to the sale of future royalties	(236)	(336)
Amortization of premiums and discounts on investments	(444)	(1,044)
Changes in operating assets and liabilities:
Accounts receivable	(184)	127
Prepaid expenses and other assets	(270)	338
Accounts payable and accrued liabilities	(293)	3,574
Operating lease liability	(917)	(848)
Total adjustments	3,468	7,453
Net cash used in operating activities	(30,303)	(28,248)
Cash flows from investing activities:
Purchase of investments	(18,098)	(64,656)
Sales and maturities of investments	47,968	87,925
Net cash provided by investing activities	29,870	23,269
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	987	13,999
Payment of liability related to the sale of future royalties	(6,381)	(4,301)
Net cash provided by (used in) financing activities	(5,394)	9,698
Net (decrease) increase in cash and cash equivalents and restricted cash	(5,827)	4,719
Cash and cash equivalents and restricted cash, beginning of period	27,225	20,293
Cash and cash equivalents and restricted cash, end of period	$21,398	$25,012
Supplemental cash flow data:
Issuance costs in accrued expenses and accounts payable	$40	$—
Cash paid for interest	$—	$2,177
Increase in right-of-use assets and operating lease liabilities	$1,383	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$20,854	$24,468
Restricted cash, long-term	544	544
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$21,398	$25,012

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
The Company will require substantial funds to maintain its research and development programs and support operations. The Company has incurred losses and cash outflows from operations since its inception. The Company had an accumulated deficit of $1.2 billion as of September 30, 2024, and incurred a net loss of $33.8 million and used $30.3 million of cash in operations for the nine months ended September 30, 2024. The Company expects to continue to generate operating losses in the foreseeable future.
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has concluded there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued. Based on the Company's $20.9 million of existing cash and cash equivalents at September 30, 2024, the net proceeds of approximately $10.8 million from the October 2024 Offerings discussed below in Note 9, Common Stock to these Notes to the Condensed Consolidated Financial Statements, recurring losses and cash outflows from operations since inception, an expectation of continuing losses and cash outflows from operations for the foreseeable future and the need to raise additional capital to finance the Company's future operations, the Company concluded it does not have sufficient cash on hand to support current operations for the next 12 months from the date of filing this Quarterly Report on Form 10-Q. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.
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
In the opinion of the management of the Company, the unaudited Condensed Consolidated Financial Statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at September 30, 2024; the results of operations for the three and nine-month periods ended September 30, 2024 and 2023; stockholders' equity (deficit) for the three and nine-month periods ended September 30, 2024 and 2023; and the cash flows for the nine-month periods ended September 30, 2024 and 2023. The Condensed Consolidated Balance Sheet at December 31, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
The Company classified $0.5 million of its cash as restricted cash as of both September 30, 2024 and December 31, 2023. These amounts represent the security deposit associated with the Company’s Lexington, Massachusetts headquarters.
The Company’s short-term investments are marketable debt securities with original maturities of greater than three months from the date of purchase, but less than 12 months from the balance sheet date. Marketable securities consist of commercial paper, corporate bonds and notes, and/or government obligations. All of the Company’s investments have been designated available-for-sale and are stated at fair value. Unrealized gains and losses on investments are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficit). Interest income is included in other income (expense) in the period during which it is earned. Any premium or discount arising at purchase is amortized and/or accreted to interest income.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the income tax disclosures within the Consolidated Financial Statements.
In March 2024, the SEC approved a rule that will require registrants to provide certain climate-related information in their registration statements and annual reports. The rule requires information about a registrant's climate-related risks that have materially impacted or are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks also includes disclosure of a registrant's greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. On April 4, 2024, the SEC voluntarily stayed implementation of this new rule pending judicial review. The Company is evaluating the potential impact of this rule on the Consolidated Financial Statements and related disclosures.

In November 2024, the FASB issued ASU-2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. The ASU requires additional disclosures of the nature of the expenses included in the income statement, including disaggregation of the expense captions presented on the Consolidated Statements of Operations into specific categories. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the Consolidated Financial Statement disclosures.
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
In accordance with the fair value hierarchy, the following tables show the fair value as of September 30, 2024 and December 31, 2023 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value.

(in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2024:
Cash equivalents:
Money market funds	$19,006	$—	$—	$19,006
Total	$19,006	$—	$—	$19,006

(in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2023:
Cash equivalents:
Money market funds	$16,780	$—	$—	$16,780
U.S. treasury securities and government agency obligations	—	4,735	—	4,735
Corporate debt securities and commercial paper	—	2,021	—	2,021
Short-term investments:
Corporate debt securities and commercial paper	—	12,996	—	12,996
U.S. treasury securities and government agency obligations	—	16,657	—	16,657
Total	$16,780	$36,409	$—	$53,189

4.     Investments
The amortized cost, unrealized gains and losses and fair value of investments available-for-sale as of December 31, 2023 are as follows:

(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Short-term investments:
Corporate debt securities and commercial paper	$12,999	$—	$(3)	$12,996
U.S. treasury securities and government agency obligations	16,655	3	(1)	16,657
Total investments	$29,654	$3	$(4)	$29,653
The weighted average maturity of short-term investments was 0.2 years at December 31, 2023.
No credit losses on available-for-sale securities were recognized during the three and nine months ended September 30, 2023. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. As of September 30, 2024, all of the Company's investments have matured.
As of December 31, 2023, the Company held no investments that were in a continuous unrealized loss position for 12 months or longer.
5.     Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Employee related costs	$2,971	$3,701
Research and development costs	4,380	4,163
Professional and legal fees	782	1,059
Other	8	117
Total	$8,141	$9,040

6.     Lease
The Company has a single lease for real estate, including laboratory and office space, and certain equipment, in Lexington, Massachusetts which commenced on May 1, 2020.
A portion of the Company’s leased space is subject to an early termination option that becomes effective on the lease commencement date of a new lease for larger premises within the landlord’s commercial real estate portfolio. The landlord had the option to early terminate the lease agreement by providing written notice to the Company eighteen months prior to December 31, 2025, or by June 30, 2024. The Company previously expected the lease to end as of December 31, 2025, and the Company no longer expects the lease to end early, which was accounted for as a lease modification. The lease will expire on April 30, 2027. During the nine months ended September 30, 2024, the Company recognized an increase of $1.4 million to the lease liability and right-of-use asset as a result of the lease modification.
As of September 30, 2024, the Company had an operating lease liability of $3.3 million and related right-of-use asset of $3.5 million related to its operating lease. As of December 31, 2023, the Company had an operating lease liability of $2.8 million and related right-of-use asset of $3.1 million related to its operating lease.
The Company recorded lease cost of $0.4 million during both the three months ended September 30, 2024 and 2023 and $1.2 million during both the nine months ended September 30, 2024 and 2023. The Company paid $0.4 million in rent for both the three months ended September 30, 2024 and 2023 and $1.1 million in rent for both the nine months ended September 30, 2024 and 2023. The discount rate associated with the Company’s lease liability is 10%.
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
The Oberland Purchase Agreement provides that after the occurrence of an event of default as defined under the security agreement by Curis Royalty, the Purchasers shall have the option, for a period of 180 days, to require Curis Royalty to repurchase a portion of certain royalty and royalty related payments, excluding a portion of non-U.S. royalties retained by Curis Royalty (referred to as the “Purchased Receivables”), at a price (referred to as the “Put/Call Price”), equal to 250% of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. The Company concluded that this put option is an embedded derivative that requires bifurcation from the deferred royalty obligation and evaluates the fair value of the put option each reporting period. The estimated fair value of the put option is immaterial as of both September 30, 2024 and December 31, 2023. Additionally, Curis Royalty shall have the option at any time to repurchase the Purchased Receivables at the Put/Call Price as of the date of such repurchase. No events of default occurred as of September 30, 2024.
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

The following table shows the activity with respect to the liability related to the sale of future royalties during the nine months ended September 30, 2024.

(in thousands)
Carrying value of liability related to the sale of future royalties at January 1, 2024	$42,606
Other	(236)
Less: payments to the Purchasers	(6,381)
Carrying value of liability related to the sale of future royalties at September 30, 2024	35,989
Less current portion	8,783
Carrying value of liability related to the sale of future royalties at September 30, 2024, net of current portion	27,206
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
In March 2023, Curis and Curis Royalty received a letter from counsel to Oberland Capital Management, LLC, the Purchasers and the Agent alleging certain defaults of the Oberland Purchase Agreement and demanding cure of one of the asserted defaults. The Purchasers have not attempted to exercise the put option. Curis and Curis Royalty dispute these allegations. If Oberland elects to pursue these claims, and if Curis and Curis Royalty are unsuccessful in defending against these claims, it could have a material adverse impact on Curis and Curis Royalty, including their ability to continue as a going concern. The Company has not received any further communication on this topic from counsel to Oberland Capital Management, LLC, the Purchasers or the Agent since the March 2023 letter. As of September 30, 2024, the estimated amount of the Put/Call Price is $41.0 million.
8.     Research and Development Collaborations

(a)Genentech
In June 2003, the Company licensed its proprietary Hedgehog pathway antagonist technologies to Genentech for human therapeutic use. The primary focus of the collaboration is Erivedge, which is being commercialized by Genentech in the U.S. and by Genentech’s parent company, Roche, outside of the U.S. for the treatment of advanced BCC.
Pursuant to the collaboration agreement, the Company is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5%. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances. Cost of royalties comprises payments to university licensors and was not material for the three and nine months ended September 30, 2024 and 2023.
The Company had account receivables from Genentech under this collaboration of $3.0 million and $2.7 million as of September 30, 2024 and December 31, 2023, respectively, in its Condensed Consolidated Balance Sheets.
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
As of September 30, 2024, the Company has licensed the following programs under the collaboration:
1.IRAK4 Program - a precision oncology program of small molecule inhibitors of IRAK4. The development candidate is emavusertib.
2.PD1/TIM3 Program - an immuno-oncology program of small molecule antagonists of PD1 and TIM3 immune checkpoint pathways. The development candidate is CA-327.
3.An immuno-oncology program.
In September 2024, Aurigene expanded its rights to develop and commercialize CA-170 worldwide, whereas such rights had previously been limited to development and commercialization in India, Russia, and the rest of Asia. CA-170 is a PD1/VISTA program that was previously licensed by the Company. The Company is entitled to receive royalty payments on potential future sales of CA-170 at percentage rates ranging from the high single digits up to 10%, subject to specified reductions. In addition, the Company is entitled to receive a low double-digit percentage of Aurigene’s sublicensing revenues subject to specified reductions.
For each of the IRAK4, PD1/TIM3, and the immuno-oncology programs, the Company is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one product in each of the U.S., specified countries in the European Union and Japan. Aurigene is obligated to use commercially reasonable efforts to perform its obligations under the development plan for its licensed programs.
For each of the IRAK4, PD1/TIM3, and the immuno-oncology programs, the Company has remaining unpaid or unwaived payment obligations of $42.5 million per program, related to regulatory approval and commercial sales milestones, plus specified additional payments for approvals for additional indications, if any.
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
Pursuant to the terms of the 2024 Sales Agreement, the aggregate compensation payable to each of Cantor and JonesTrading is 3% of the gross proceeds from sales of the common stock sold by Cantor or JonesTrading, as applicable. The Company sold 120,356 and 140,032 shares of common stock under the 2024 Sales Agreement representing gross proceeds of $0.8 million and $1.0 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, $99.0 million of shares of common stock remained available for sale under the 2024 Sales Agreement.
October 2024 Offerings
In October 2024, the Company entered into a securities purchase agreement with certain institutional investors , pursuant to which the Company agreed to sell and issue: (i) in a registered direct offering, 2,398,414 shares of the Company's common stock and (ii) in a concurrent private placement, unregistered warrants to purchase up to an aggregate of 2,398,414 shares of the Company's common stock (the “Unregistered Warrants”), at an exercise price of $4.92 per share. The registered direct offering and concurrent private placement are collectively referred to as the "October 2024 Offerings". The Unregistered Warrants were exercisable immediately upon closing on October 30, 2024 and will expire five years following the issuance date. The combined purchase price for one share of common stock and the associated Unregistered Warrant was $5.045. The net proceeds to the Company from the October 2024 Offerings were approximately $10.8 million, excluding the proceeds from any exercise of the Unregistered Warrants.

10.     Stock Plans and Stock-Based Compensation
As of September 30, 2024, the Company had two stockholder-approved, stock-based compensation plans: (i) the Fifth Amended and Restated 2010 Stock Incentive Plan (“2010 Plan”) and (ii) the Amended and Restated 2010 Employee Stock Purchase Plan, as amended (“ESPP”). New employees are generally issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan (“Inducement Awards”).
The Fifth Amended and Restated 2010 Stock Incentive Plan
The 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s board of directors. In May 2024, the Company's stockholders approved the amendment and restatement of the 2010 Plan to reserve an additional 942,100 shares of common stock for issuance under the 2010 Plan. The Company can issue up to 2,101,600 shares of its common stock pursuant to awards granted under the 2010 Plan. Options vest and become exercisable based on a schedule determined by the board of directors and expire up to ten years from the date of grant. The 2010 Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights (“SARs”) will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3 shares per share under the award to be removed from the available share pool. As of September 30, 2024, the Company has only granted options to purchase shares of the Company’s common stock with an exercise price equal to the closing market price of the Company’s common stock on the Nasdaq Capital Market on the grant date and issued restricted stock awards ("RSAs") at no cost to Company employees, excluding officers. As of September 30, 2024, 956,366 shares remained available for grant under the 2010 Plan.
During the nine months ended September 30, 2024, the Company’s board of directors granted options to purchase 457,670 shares of the Company’s common stock to officers and employees of the Company under the 2010 Plan. These options vest and become exercisable as to 25% of the shares underlying the awards after the first year and as to an additional 6.25% of the shares underlying the awards in each subsequent quarter, based upon continued employment over a four year period, and are exercisable at a price equal to the closing market price of the Company’s common stock on the grant date.
During the nine months ended September 30, 2024, the Company’s board of directors granted options to its non-employee directors to purchase 21,250 shares of common stock under the 2010 Plan, which will vest and become exercisable in one year from the date of grant. These options were granted at an exercise price that equaled the closing market price of the Company’s common stock on the grant date.
Inducement Awards
The Company grants Inducement Awards to certain new employees. These options generally vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option on each successive quarter thereafter. During the nine months ended September 30, 2024, the Company’s board of directors granted Inducement Awards to purchase 39,350 shares of common stock. These options are granted at an exercise price that equals the closing market price of the Company’s common stock on the grant date.
Stock Options
A summary of stock option activity under the 2010 Plan and Inducement Awards are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2023	840,880	$47.58	7.16
Granted	518,270	11.39
Exercised	—	—
Canceled/Forfeited	(198,899)	45.82
Outstanding, September 30, 2024	1,160,251	$33.44	7.45	$1
Exercisable at September 30, 2024	551,464	$55.86	5.65	$—
Vested and unvested expected to vest at September 30, 2024	1,160,251	$33.44	7.45	$1

The weighted average grant date fair values of the stock options granted during the nine months ended September 30, 2024 and 2023 were $9.50 and $12.00, respectively, and were calculated using the following estimated assumptions under the Black-Scholes option pricing model:

	Nine Months Ended September 30,
	2024	2023
Expected term (years)	6	5.5
Risk free interest rate	3.9% - 4.5%	3.5% - 3.6%
Expected volatility	114% - 116%	115% - 116%
Expected dividends	None	None
As of September 30, 2024, there was $6.8 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, which is expected to be recognized as expense over a weighted average period of 2.4 years. There were no employee stock options exercised during the nine months ended September 30, 2024. The intrinsic value of employee stock options exercised during the nine months ended September 30, 2023 was not material.
Restricted Stock Awards
The following table presents a summary of unvested RSAs under the 2010 Plan as of September 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2023	110,500	$18.20
Awarded	—	—
Vested	(65,988)	18.20
Forfeited	(4,375)	18.20
Unvested, September 30, 2024	40,137	$18.20

As of September 30, 2024, there were 40,137 shares outstanding underlying RSAs that are expected to vest. As of September 30, 2024, there was $0.4 million of unrecognized compensation costs related to RSAs, which are expected to be recognized as expense over a remaining weighted average period of 0.6 years. The fair value of RSAs that vested during the nine months ended September 30, 2024 was $1.0 million. There were no RSAs that vested during the nine months ended September 30, 2023. The weighted average grant date fair value of RSAs granted during the nine months ended September 30, 2023 was $18.20.
Amended and Restated 2010 Employee Stock Purchase Plan, as amended
In May 2024, the Company's stockholders approved an amendment to the ESPP to reserve an additional 400,000 shares of common stock for issuance under the ESPP. The Company has reserved 500,000 shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning of the enrollment period or ending date of the purchase period within a two-year enrollment period, as defined. The Company has four six-month purchase periods per each two-year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two-year enrollment resets at the new lower stock price. During the three and nine months ended September 30, 2024, 11,307 shares were issued under the ESPP. During the three and nine months ended September 30, 2023, 19,345 shares were issued under the ESPP. As of September 30, 2024, there were 415,324 shares available for future purchase under the ESPP.

Stock-Based Compensation Expense
For the three and nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense to the following line items in its costs and expenses section of the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development expenses	$624	$776	$2,168	$2,059
General and administrative expenses	760	857	2,479	2,393
Total stock-based compensation expense	$1,384	$1,633	$4,647	$4,452
11.     Loss Per Common Share
Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three and nine months ended September 30, 2024 and 2023, because the effect of adjusting the weighted average number of common shares outstanding during the period for the potential dilutive effect of common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. Antidilutive securities consist of stock options outstanding of 1,160,251 and 840,366 and unvested RSAs of 40,137 and 114,500 as of September 30, 2024 and 2023, respectively.
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
Overview
Emavusertib
We are a biotechnology company focused on the development of emavusertib (CA-4948), an orally available, small molecule inhibitor of Interleukin-1 receptor associated kinase, or IRAK4. IRAK4 plays an essential role in the toll-like receptor, or TLR, and interleukin-1 receptor, or IL-1R, signaling pathways, which are frequently dysregulated in patients with cancer. TLRs and the IL-1R family signal through the adaptor protein Myeloid Differentiation Primary Response Protein 88, which results in the assembly and activation of IRAK4, initiating a signaling cascade that induces cytokine and survival factor expression mediated by the NF-κB protein complex. Many B-cell leukemias and lymphomas are associated with constitutive activation of the NF-κB protein complex which contributes to these cancer’s proliferation and survival. The B-cell receptor, or BCR, and TLR pathways drive NF-κB activation. Preclinical studies demonstrated that targeting both the BCR and TLR pathways was more synergistic than targeting either pathway alone. Similarly, preclinical studies targeting IRAKi in combination with FMS‐like tyrosine kinase 3, or FLT3, have demonstrated the ability to overcome the adaptive resistance incurred when targeting FLT3 alone. In acute myeloid leukemia, or AML, patient derived xenografts, emavusertib has shown monotherapy anti-tumor activity as well as synergy with both azacitidine and venetoclax. In the clinic, emavusertib has shown anti-tumor activity across a broad range of hematologic malignancies including monotherapy activity in AML, particularly those with a FLT3 mutation. In non-Hodgkin's lymphoma patients, particularly in primary central nervous system lymphoma, or PCNSL, emavusertib has shown anti-tumor activity in combination with a Bruton Tyrosine Kinase, or BTK, inhibitor.
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
TakeAim Leukemia
Emavusertib is currently undergoing testing in a Phase 1/2 open-label, single arm expansion trial in patients with relapsed or refractory, or R/R, AML and high-risk myelodysplastic syndromes, or hrMDS, also known as the TakeAim Leukemia Phase 1/2 study. In January and December 2022, July and December 2023, and May 2024, we presented clinical data for patients from the ongoing TakeAim Leukemia Phase 1/2 study. We expect additional data from this study in December 2024.
TakeAim Lymphoma
In addition to the TakeAim Leukemia Phase 1/2 study, we are testing emavusertib in combination with ibrutinib, a BTK inhibitor, in a Phase 1/2 open-label, single arm expansion trial in patients with R/R PCNSL, also known as the TakeAim Lymphoma Phase 1/2 study. In June 2022 and December 2023, we provided preliminary clinical data for patients with various hematological malignancies in the combination portion of the ongoing TakeAim Lymphoma Phase 1/2 study. In December 2023, we provided clinical and safety data of emavusertib in combination with ibrutinib in several non-Hodgkin's lymphoma subtypes including PCNSL patients. In September 2024, we provided additional clinical data of emavusertib in combination with ibrutinib in R/R PCNSL. We expect additional data from this study in December 2024 as well as in the first quarter of 2025.
AML Triplet Study
We have initiated a Phase 1 clinical study of emavusertib as an add-on agent to the combination of azacitidine and venetoclax to assess the safety of the triplet regimen in AML, which we refer to as the AML Triplet study. The AML Triplet study is currently being conducted in Spain, Germany, and Italy. We expect initial safety data from this study in the first quarter of 2025.
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
In January 2015, we entered into an exclusive collaboration agreement with Aurigene Discovery Technologies Limited, or Aurigene, for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology. We have licensed programs under the Aurigene collaboration, including emavusertib. In September 2024, we agreed that Aurigene would expand its rights to develop and commercialize CA-170 worldwide, whereas such rights had previously been limited to development and commercialization in India, Russia, and the rest of Asia. CA-170 is a PD1/VISTA program that we previously licensed.
Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, royalties and research and development funding from our corporate collaborators, and the monetization of certain royalty rights. We have never been profitable on an annual basis and had an accumulated deficit of $1.2 billion as of September 30, 2024. For the nine months ended September 30, 2024, we incurred a net loss of $33.8 million and used $30.3 million of cash in operations.
We expect to continue to generate operating losses in the foreseeable future. Based upon our current operating plan, we believe that our $20.9 million of existing cash and cash equivalents at September 30, 2024 and the net proceeds of approximately $10.8 million from the October 2024 Offerings discussed below should enable us to fund our operating expenses and capital expenditure requirements into mid-2025. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our current cash and cash equivalents are not expected to fund our operations beyond 12 months from the date of filing this Quarterly Report on Form 10-Q. See “Liquidity and Capital Resources—Funding Requirements” below and Note 1, Nature of Business, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.
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
The Oberland Purchase Agreement has default provisions, that if triggered, would require Curis Royalty to repurchase 250% of the difference of the sum of proceeds received under the Oberland Purchase Agreement less certain payments previously received by the Purchasers with respect to the Purchased Receivables, or Put/Call Price. In March 2023, we and Curis Royalty received a letter from counsel to Oberland Capital Management, LLC, the Purchasers and the Agent, alleging certain defaults of the Oberland Purchase Agreement and demanding cure of one of the asserted defaults. Purchasers have not attempted to exercise the put option. We and Curis Royalty dispute these allegations. However, if Oberland elects to pursue these claims, and if we and Curis Royalty are unsuccessful in defending against these claims, it could have a material adverse impact on us and Curis Royalty, including the ability of us and Curis Royalty to continue as a going concern. We have not received any further communication on this topic from counsel to Oberland Capital Management, LLC, the Purchasers or the Agent since the March 2023 letter. As of September 30, 2024, the estimated amount of the Put/Call Price is $41.0 million.
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
During the nine months ended September 30, 2024, there were no material changes to our critical accounting estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 8, 2024.

Results of Operations
Three and Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		Percentage Increase (Decrease)	For the Nine Months Ended September 30,		Percentage Increase (Decrease)
	2024	2023		2024	2023
	(in thousands)			(in thousands)
Revenues, net:	$2,931	$2,833	3%	$7,563	$7,327	3%
Costs and expenses:
Cost of royalties	22	60	(63)%	81	158	(49)%
Research and development	9,723	10,380	(6)%	29,594	29,532	—%
General and administrative	3,753	4,761	(21)%	13,436	13,770	(2)%
Other income	475	187	154%	1,777	432	311%
Net loss	$(10,092)	$(12,181)	(17)%	$(33,771)	$(35,701)	(5)%
Revenues, net
Revenues, net increased by $0.1 million, or 3%, for the three months ended September 30, 2024 as compared to the same period in 2023. Revenues, net increased by $0.2 million, or 3%, for the nine months ended September 30, 2024 as compared to the same period in 2023. Revenues, net are primarily comprised of royalties on net sales of Erivedge.
Cost of Royalties
Cost of royalties is comprised of amounts due to third-party university patent licensors in connection with Genentech and Roche's net sales of Erivedge.
Research and Development Expenses.
Research and development expenses are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase (Decrease)	For the Nine Months Ended September 30,		Percentage Increase (Decrease)
	2024	2023		2024	2023
	(in thousands)			(in thousands)
Direct research and development costs	$6,029	$6,388	(6)%	$16,537	$17,094	(3)%
Employee related costs	3,268	3,549	(8)%	11,637	10,840	7%
Facility related costs	426	443	(4)%	1,420	1,598	(11)%
Total research and development expenses	$9,723	$10,380	(6)%	$29,594	$29,532	—%

Research and development expenses decreased by $0.7 million, or 6%, for the three months ended September 30, 2024 as compared to the same period in 2023. The decrease was primarily attributable to lower consulting and employee related costs.
Research and development expenses increased by $0.1 million, or less than 1%, for the nine months ended September 30, 2024 as compared to the same period in 2023. The increase was primarily attributable to higher employee related and research costs, partially offset by lower consulting costs.
We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance emavusertib, including clinical and preclinical development costs, manufacturing, and payments to our collaborators and/or licensors.

General and Administrative Expenses.
General and administrative expenses are summarized as follows:

	For the Three Months Ended September 30,		Percentage Increase (Decrease)	For the Nine Months Ended September 30,		Percentage Increase (Decrease)
	2024	2023		2024	2023
	(in thousands)			(in thousands)
Employee related costs	$1,985	$2,294	(13)%	$6,985	$6,876	2%
Professional, legal, and consulting costs	979	1,444	(32)%	3,893	4,053	(4)%
Facility related costs	573	774	(26)%	1,856	2,024	(8)%
Insurance costs	216	249	(13)%	702	817	(14)%
Total general and administrative expenses	$3,753	$4,761	(21)%	$13,436	$13,770	(2)%
General and administrative expenses decreased by $1.0 million, or 21%, for the three months ended September 30, 2024 as compared to the same period in 2023. The decrease was primarily attributable to lower legal and employee related costs.
General and administrative expenses decreased by $0.3 million, or 2%, for the nine months ended September 30, 2024 as compared to the same period in 2023. The decrease was primarily attributable to lower consulting and insurance costs.
Other Income
Other income increased for the three and nine months ended September 30, 2024 as compared the same periods in 2023. The increase was primarily attributable to a decrease in the non-cash expense related to the sale of future royalties.
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
As of September 30, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $20.9 million, excluding restricted cash, long-term of $0.5 million. Our cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase. We maintain cash balances with financial institutions in excess of insured limits.
Equity Offerings
In March 2021, we entered into a sales agreement, or the 2021 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, and JonesTrading Institutional Services LLC, or JonesTrading. In February 2024, we entered into an amended and restated sales agreement, or the 2024 Sales Agreement, with Cantor and JonesTrading, to sell from time to time shares of our common stock through an “at-the-market offering” program under which Cantor and JonesTrading act as sales agents. The 2024 Sales Agreement superseded the 2021 Sales Agreement. We sold 120,356 and 140,032 shares of common stock under the 2024 Sales Agreement representing gross proceeds of $0.8 million and $1.0 million during the three and nine months ended September 30, 2024, respectively.
In October 2024, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to sell and issue: (i) in a registered direct offering, 2,398,414 shares of our common stock and (ii) in a concurrent private placement, unregistered warrants to purchase up to an aggregate of 2,398,414 shares of our common stock, or the Unregistered Warrants, at an exercise price of $4.92 per share. We refer to the registered direct offering and concurrent private placement collectively as the October 2024 Offerings. The Unregistered Warrants were exercisable immediately upon closing on October 30, 2024 and will expire five years following the issuance date. The combined purchase price for one share of common stock and the associated Unregistered Warrant was $5.045. The net proceeds we received from the October 2024 Offerings were approximately $10.8 million, excluding the proceeds from any exercise of the Unregistered Warrants.

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
The Oberland Purchase Agreement has default provisions, that if triggered, would require Curis Royalty to repurchase 250% of the difference of the sum of proceeds received under the Oberland Purchase Agreement less the Put/Call Price. In March 2023, we and Curis Royalty received a letter from counsel to Oberland Capital Management, LLC, alleging certain defaults of the Oberland Purchase Agreement and demanding cure of one of the asserted defaults. The Purchasers have not attempted to exercise that put option. We and Curis Royalty dispute these allegations. However, if Oberland elects to pursue these claims, and if we and Curis Royalty are unsuccessful in defending against these claims, it could have a material adverse impact on us and Curis Royalty, including the ability of us and Curis Royalty to continue as a going concern. We have not received any further communication on this topic from counsel to Oberland Capital Management, LLC, the Purchasers or the Agent since the March 2023 letter. As of September 30, 2024, the estimated amount of the Put/Call Price is $41.0 million.
A further discussion of risks related to the letter from counsel to Oberland Capital Management, LLC, the Purchasers and the Agent, is set forth under Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.
Cash Flows from Operating Activities
Cash flows from operating activities consist of our net loss adjusted for various non-cash items and changes in operating assets and liabilities. Cash used in operating activities during the nine months ended September 30, 2024 and 2023 was $30.3 million and $28.2 million, respectively. Net cash used in operations increased by $2.1 million due to timing of payments.
Cash Flows from Investing Activities
Cash provided by investing activities during the nine months ended September 30, 2024 and 2023 was $29.9 million and $23.3 million, respectively. Cash provided by investing activities during both periods was primarily due to investment activity from purchases and sales or maturities of investments for the respective periods.
Cash Flows from Financing Activities
Cash used in financing activities was $5.4 million during the nine months ended September 30, 2024 and cash provided by financing activities was $9.7 million during the nine months ended September 30, 2023. Cash used in financing activities during the nine months ended September 30, 2024 was primarily due to payments related to the Oberland Purchase Agreement, partially offset by proceeds from common stock sold under the 2024 Sales Agreement. Cash provided by financing activities during the nine months ended September 30, 2023 was primarily due to proceeds from the 2023 registered direct offering, partially offset by payments related to the royalty interest for the Oberland Purchase Agreement.
Funding Requirements
We have incurred significant losses since our inception. As of September 30, 2024, we had an accumulated deficit of approximately $1.2 billion. We will require substantial funds to continue our research and development program and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for emavusertib as well as development candidates we have and continue to license under our collaboration with Aurigene. We will require substantial additional capital to fund the further development of emavusertib and our general and administrative costs. Moreover, our agreements with collaborators impose significant potential financial obligations on us.
Based upon our current operating plan, we believe that our existing cash and cash equivalents of $20.9 million and the net proceeds of approximately $10.8 million from the October 2024 Offerings as of September 30, 2024, should enable us to fund our existing operations into mid-2025. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our current cash and cash equivalents are not expected to fund our operations beyond 12 months from the date of filing this Quarterly Report on Form 10-Q. See Note 1, Nature of

Business, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern. Our resources are focused on emavusertib. If we are unable to obtain sufficient funding, we will be forced to delay, reduce in scope or eliminate our research and development program for emavusertib, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, emavusertib, which could adversely affect our business prospects and our ability to continue operations, and would have a negative impact on our financial condition and our ability to pursue our business strategies. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us, or at all. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. Our failure to raise capital through a financing or strategic alternative as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to obtain sufficient capital, we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
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
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5.    OTHER INFORMATION
Director and Officer Trading Arrangements
During the third quarter of 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6.    EXHIBITS

Exhibit Number	Description
10.1†	Third Amendment to Collaboration, License and Option Agreement, dated June 4, 2020, by and between Curis, Inc. and Aurigene Discovery Technologies Limited
10.2†
Fourth Amendment to Collaboration, License and Option Agreement, dated September 16, 2024, by and between Curis, Inc. and Aurigene Discovery Technologies Limited (formerly known as Aurigene Discovery Technologies Limited)

31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2 *	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1 **	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350
32.2 **	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS *	InLine XBRL Instance Document

101.SCH *	InLine XBRL Taxonomy Extension Schema Document

101.CAL *	InLine XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	InLine XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	InLine XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	InLine XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as InLine XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURIS, INC.

Dated:	November 14, 2024	By:	/S/ JAMES E. DENTZER
James E. Dentzer
President and Chief Executive Officer
(Principal Executive Officer)

CURIS, INC.

		By:	/S/ DIANTHA DUVALL
Diantha Duvall
Chief Financial Officer
(Principal Financial and Accounting Officer)