Form 10-K
period 2024-12-31
CURIS INC
filed 2025-03-31
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
    If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
    The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on June 28, 2024 was approximately $40.6 million. As of March 27, 2025, there were 8,487,818 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement for the annual meeting of stockholders scheduled to be held on May 20, 2025, which are to be filed with the Commission not later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2024 pursuant to Regulation 14A, have been incorporated by reference in Items 10-14 of Part III of this Annual Report on Form 10-K.

CURIS, INC.

Form 10-K

PART I
Cautionary Note Regarding Forward-Looking Statements and Industry Data
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical fact contained in this Annual Report are statements that could be deemed forward-looking statements, including without limitation any statements with respect to the plans, strategies and objectives of management for future operations; statements concerning product research, development and commercialization plans, timelines and anticipated results; statements of expectation or belief; statements with respect to clinical trials and studies; statements with respect to royalties and milestones; statements with respect to the therapeutic potential of drug candidates; expectations of revenue, expenses, earnings or losses from operations, or other financial results; and statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words such as “expect(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “focus(es)”, “plans”, “mission”, “strategy”, “potential”,“estimate(s)”, “opportunity”,“intend”, “project”, “seek”, “should”, “would”, “likelihood”, and similar expressions, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements may include, but are not limited to, statements about:

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
•We will require substantial additional capital, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development program or commercialization efforts, and our ability to continue operations could be adversely affected.
•We depend heavily on the success of emavusertib, which is still in early clinical development. Clinical trials of emavusertib may not be successful. If we are unable to commercialize emauvsertib or experience significant delays in doing so, our business will be materially harmed.
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
•We rely in part on third parties to conduct clinical trials of emavusertib, and if such third parties perform inadequately, including failing to meet deadlines for the completion of such trials, research or testing, then we may not be able to successfully develop and commercialize emavusertib and grow our business.
•Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain, which may prevent us or any future collaborators from obtaining approvals for the commercialization of emavusertib.
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

ITEM 1.BUSINESS
Overview
We will require substantial funds to maintain our research and development program and support operations in the near term. We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2024, we had $20.0 million in cash and cash equivalents. In March 2025, we completed a registered direct offering and concurrent private placement for net proceeds of approximately $9.0 million. We expect these available cash resources, together with the proceeds from the March 2025 offering, to fund our existing operations into the fourth quarter of 2025. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
We will require substantial additional funding in the immediate term to fund the development of emavusertib through regulatory approval and commercialization, and to support our continued operations. We will need to seek additional funding through a number of potential avenues, including private or public equity financings, collaborations, or other strategic transactions. We have faced and expect to continue to face substantial difficulty in raising capital. If sufficient funds are not available, we will have to delay, reduce the scope of, or eliminate our research and development program for emavusertib, including related clinical trials and operating expenses, potentially delaying the time to market for or preventing the marketing of emavusertib, which would adversely affect our business prospects and our ability to continue our operations, and would have a negative impact on our financial condition and ability to pursue our business strategies. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. If we are unable to obtain sufficient capital, we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
Emavusertib
We are a biotechnology company focused on the development of emavusertib (CA-4948), an orally available, small molecule inhibitor of Interleukin-1 receptor associated kinase, or IRAK4. IRAK4 plays an essential role in the toll-like receptor, or TLR, and interleukin-1 receptor, or IL-1R, signaling pathways, which are frequently dysregulated in patients with cancer. TLRs and the IL-1R family signal through the adaptor protein Myeloid Differentiation Primary Response Protein 88, which results in the assembly and activation of IRAK4, initiating a signaling cascade that induces cytokine and survival factor expression mediated by the NF-κB protein complex. Many B-cell leukemias and lymphomas are associated with constitutive activation of the NF-κB protein complex, which contributes to these cancers' proliferation and survival. The B-cell receptor, or BCR, and TLR pathways drive NF-κB activation. Preclinical studies have demonstrated that targeting both the BCR and TLR pathways is more synergistic than targeting either pathway alone. Similarly, preclinical studies targeting IRAKi in combination with FMS‐like tyrosine kinase 3, or FLT3, have demonstrated the ability to overcome the adaptive resistance incurred when targeting FLT3 alone. In acute myeloid leukemia, or AML, patient derived xenografts, emavusertib has shown monotherapy anti-tumor activity as well as synergy with both azacitidine and venetoclax. In the clinic, emavusertib has shown anti-tumor activity across a broad range of hematologic malignancies, including monotherapy activity in AML, particularly those with a FLT3 mutation. In non-Hodgkin's lymphoma patients, particularly in primary central nervous system lymphoma, or PCNSL, emavusertib has shown anti-tumor activity in combination with a Bruton Tyrosine Kinase, or BTK, inhibitor.
TakeAim Lymphoma
Emavusertib is currently undergoing testing in combination with ibrutinib, a BTK inhibitor, in a Phase 1/2 open-label, single arm expansion trial in patients with relapsed or refractory, or R/R, PCNSL (CA-4948-101, NCT03328078), also known as the TakeAim Lymphoma Phase 1/2 study. In June 2022 and December 2023, we provided preliminary clinical data for patients with various hematological malignancies in the combination portion of the ongoing TakeAim Lymphoma Phase 1/2 study. In December 2023, we provided clinical and safety data of emavusertib in combination with ibrutinib in several non-Hodgkin's lymphoma subtypes, including PCNSL patients. In July and December 2024, emavusertib was granted Orphan Drug Designation by the European Commission and the U.S. Food and Drug Administration, or FDA, respectively, for the treatment of patients with PCNSL. In September 2024 and March 2025, we provided additional clinical data of emavusertib in combination with ibrutinib in R/R PCNSL. We expect additional data from this study in the fourth quarter of 2025.
In March 2025, we announced that we had completed productive meetings with both the European Committee for Medicinal Products for Human Use, or CHMP, and the FDA on the suitability of using the ongoing TakeAim Lymphoma Phase 1/2 study to support a potential accelerated regulatory path for a Conditional Marketing Authorization, or CMA, submission in Europe and a New Drug Application, or NDA, submission in the U.S.
For submission in Europe, we engaged CHMP for scientific advice on the potential for CMA submission, with the following feedback:

•Current, single-arm, study could support a CMA;
•Primary endpoint of Overall Response Rate, or ORR, for a single-arm study is supported;
•45 patients may be sufficient to support a CMA, assuming compelling and consistent results;
•Due to the rarity of disease the proposed size of the safety database may be acceptable and will be a review issue for CMA; and
•Contribution of effect of each of emavusertib and ibrutinib as well as the emavusertib/ibrutinib combination in a BTKi-naïve population is required for CMA.
For submission in the U.S., we discussed with FDA the potential for an NDA submission for Accelerated Approval based on the lack of approved treatments, with the following feedback:
•Current, single-arm, study could support a submission for Accelerated Approval;
•ORR, supported by adequate duration of response, could be acceptable for Accelerated Approval;
•The number of patients needed to support safety and efficacy is a review issue, which is part of the NDA submission process; and
•An analysis of 100 mg vs 200 mg emavusertib dosing and contribution of effect of emavusertib, ibrutinib, and the emavusertib/ibrutinib combination in a BTKi-naïve population is required prior to NDA submission.
Both the CHMP and FDA encouraged us to continue discussions to align on the confirmatory study design, which is required prior to the CMA or NDA submission.
TakeAim Leukemia
In addition to the TakeAim Lymphoma Phase 1/2 study, emavusertib is currently undergoing testing in a Phase 1/2 open-label, single arm expansion trial in patients with R/R AML and high-risk myelodysplastic syndromes, or hrMDS (CA-4948-102, NCT04278768), also known as the TakeAim Leukemia Phase 1/2 study. In January and December 2022, July and December 2023, and May and December 2024, we presented clinical data for patients from the ongoing TakeAim Leukemia Phase 1/2 study. Enrollment in the TakeAim Leukemia study is substantially complete.
AML Triplet Study
We have initiated a Phase 1 clinical study of emavusertib as an add-on agent to the combination of azacitidine and venetoclax in AML (CA-4948-104, 2023-505828-58), which we refer to as the AML Triplet study. The AML Triplet study is currently being conducted in Spain, Germany, and Italy. The study is assessing the safety and tolerability of different dosing regimens of emavusertib in the triple combination in patients who achieved a complete remission on venetoclax and azacitidine, while remaining positive for minimal residual disease. To date, the trial has enrolled the first dosing cohort of emavusertib in combination with azacitidine and venetoclax. All patients in this cohort tolerated the triple regimen well, with no unexpected adverse events. As a result, the external Clinical Safety Review Committee recommended to escalate to the next dosing cohort, and enrollment for this cohort is currently ongoing.
Other Clinical Programs
Our pipeline also includes several pre-clinical and clinical compounds which we deprioritized to enable us to focus our available resources on the continued development of emavusertib.
Outlicensed Programs
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
For the years ended December 31, 2024 and 2023, royalty payments from Genentech accounted for $10.9 million and $9.9 million, or 100% and 99% of our gross revenues, respectively. During both of the years ended December 31, 2024 and 2023, 88% of our cash receipts associated with Erivedge reverted to the purchasers under the Oberland Purchase Agreement, described below.
For a further discussion of our Hedgehog collaborative research, development, and license agreement with Genentech, see “Our Collaborations and License Agreements — Genentech.”

CA-170
CA-170 is an oral small molecule drug candidate that targets V-domain Ig Suppressor of T-cell Activation, or VISTA, and PDL1 immune checkpoint proteins, both of which independently function as negative regulators of immune activation. Our collaboration partner, Aurigene Discovery Technologies Limited, now known as Aurigene Oncology Limited, or Aurigene, is conducting a Phase 2b/3 randomized study evaluating CA-170 in combination with chemoradiation.
For a further discussion of our collaborative research, development, and license agreement with Aurigene, see “Our Collaborations and License Agreements — Aurigene.”
Our Collaborations and License Agreements
Aurigene
In January 2015, we entered into an exclusive collaboration agreement with Aurigene for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology worldwide, except for India and Russia, which are territories retained by Aurigene. We currently have three licensed programs under the Aurigene collaboration, including the IRAK4 program under which we are developing emavusertib.
In September 2016, we and Aurigene entered into an amendment to the collaboration agreement. Under the terms of the amendment, in exchange for the issuance of our common stock, Aurigene waived payment of up to a total of $24.5 million in potential milestones and other payments associated with the first four programs in the collaboration that may have become due from us under the collaboration agreement. To the extent any of these waived milestones or other payments are not payable by us, for example in the event one or more of the milestone events do not occur, we will have the right to deduct the unused waived amount from any one or more of the milestone payment obligations tied to achievement of commercial milestone events. The amendment also provides that, in the event supplemental program activities are performed by Aurigene, we will provide up to $2.0 million of additional funding for each of the two licensed programs besides the IRAK4 licensed program.
In February 2020, we and Aurigene further amended the collaboration agreement. Under the terms of the amended agreement, Aurigene expanded its rights to develop and commercialize CA-170 to Asia and will conduct a Phase 2b/3 randomized study evaluating CA-170, in combination with chemoradiation, in approximately 240 patients with non-squamous non-small cell lung cancer. In September 2024, the collaboration agreement was further amended to expand Aurigene's rights to develop and commercialize CA-170 worldwide. We are entitled to receive royalty payments on potential future sales of CA-170 at percentage rates ranging from the high single digits up to 10%, subject to specified reductions. In addition, we are entitled to receive a low double-digit percentage of Aurigene’s sublicensing revenues subject to specified reductions.
We currently have licensed the following programs under the collaboration:
•IRAK4 Program - a precision oncology program of small molecule inhibitors of IRAK4. The development candidate is emavusertib.
•PD1/TIM3 Program - an immuno-oncology program of small molecule antagonists of PD1 and TIM3 immune checkpoint pathways. The development candidate is CA-327.
•An immuno-oncology program.
For each of the IRAK4, PD1/TIM3, and the immuno-oncology programs, we are obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one product in each of the U.S., specified countries in the European Union and Japan. Aurigene is obligated to use commercially reasonable efforts to perform its obligations under the development plan for its licensed programs.
For each of the IRAK4, PD1/TIM3, and the immuno-oncology programs, we have remaining unpaid or unwaived payment obligations of $42.5 million per program, related to regulatory approval and commercial sales milestones, plus specified additional payments for approvals for additional indications, if any.
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
In addition to the contingent cash milestone payments, our wholly owned subsidiary, Curis Royalty, LLC, or Curis Royalty, is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances, including when a competing product that binds to the same molecular target as Erivedge is approved by the applicable country’s regulatory authority in another country and is being sold in such country by a third party for use in the same indication as Erivedge, or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. During the third quarter of 2015, the FDA and the CHMP approved another Hedgehog signaling pathway inhibitor, Odomzo® (sonidegib), which is marketed by Sun Pharmaceutical Industries Ltd., for use in locally advanced BCC. Accordingly, Genentech has reduced royalties to Curis Royalty on its net sales in the United States of Erivedge by 2% since the fourth quarter of 2015, and we anticipate that Genentech will reduce by 2% royalties on net sales of Erivedge outside of the United States on a country-by-country basis to the extent that sonidegib is approved by the applicable country’s regulatory authority and is being sold in such country. However, pursuant to the Oberland Purchase Agreement described below, we have retained our rights with respect to the 2% of royalties that are subject to such reduction in countries where such reduction may or has occurred, subject to the terms and conditions of the Oberland Purchase Agreement, which we refer to as the “Retained Royalty Amounts”.
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
Pursuant to the Oberland Purchase Agreement, the Purchasers acquired the rights to a portion of certain royalty and royalty-related payments excluding a portion of non-U.S. royalties retained by Curis Royalty, referred to as the Purchased Receivables, owed by Genentech under our collaboration agreement with Genentech. Upon closing of the Oberland Purchase Agreement, Curis Royalty received an upfront purchase price of $65.0 million from the Purchasers, approximately $33.8 million of which was used to pay off the remaining loan principal under the credit agreement with HealthCare Royalty Partners III, L.P., or HealthCare Royalty, and $3.7 million of which was used to pay transaction costs, including $3.4 million to HealthCare Royalty in accrued and unpaid interest and prepayment fees under the credit agreement, resulting in net proceeds of $27.5 million. Curis Royalty will also be entitled to receive milestone payments of $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026, which milestone payments may each be paid, at the option of the Purchasers, in a lump sum in cash or out of the Purchasers' portion of future payments under the Oberland Purchase Agreement.
Pursuant to the terms of the Oberland Purchase Agreement, so long as an event of default by Curis Royalty has not occurred under the security agreement, royalty and royalty-related payments owed by Genentech under the Genentech collaboration agreement in each calendar year shall be allocated in the following order: (1) Curis Royalty shall receive payments reflecting the Retained Royalty Amounts, as defined above, to the extent actually paid by Genentech under the Genentech collaboration agreement, (2) Curis Royalty shall receive payments to satisfy Curis’ royalty obligations to certain academic institutions subject to a specified percentage cap and/or a specified period of time, (3) Curis Royalty shall receive a fixed amount of payments to reimburse intellectual property and other enforcement costs, whether or not actually incurred by us, (4) the Purchasers shall receive 100% of all payments up to $13.2 million in the aggregate in such calendar year, and (5) any additional payments in such calendar year shall be paid 65% to Curis Royalty and 35% to the Purchasers.
The Oberland Purchase Agreement also provides that, so long as an event of default by Curis Royalty has not occurred under the security agreement, if Curis Royalty recovers any monetary award or settlement or any other non-ordinary course lump sum payment made in respect of the royalty and royalty-related payments owed by Genentech under the Genentech collaboration agreement that does not specifically relate to any calendar period, then such payment or other recovery shall be allocated in the following order: (1) Curis Royalty shall receive payments to satisfy Curis’ royalty obligations to certain academic institutions up to a specified percentage cap, (2) the Purchasers shall receive 100% of all such payments up to an amount equal to the product of $13.2 million and the number of full calendar years, and any fraction thereof, in the period beginning on the first day of the calendar quarter in which such payment or other recovery is received and ending on December 31, 2028, subject to certain exceptions, and (3) any additional payment shall be paid 65% to Curis Royalty and 35% to the Purchasers. Following an event of default under the security agreement, the Agent has the right to stop all allocations of payments that would have otherwise been allocated to Curis Royalty pursuant to the foregoing two paragraphs and instead retain all such payments.
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

In the U.S., as of December 31, 2024, we have 55 issued or allowed patents expiring on various dates between 2025 and 2042 as well as numerous pending patent applications. We have foreign counterpart patent filings for most of our U.S. issued patents and patent applications. These patents and patent applications are directed to various inventions including compositions of matter, methods of making and using these compositions for multiple applications, methods for drug screening and discovery, and patents which relate to our proprietary technologies.
Emavusertib. In conjunction with the October 2015 exercise of our option to license the IRAK-4 program, we obtained world-wide (except for India and Russia) exclusive licenses to the Aurigene intellectual property relevant to the program. The portfolio consists of U.S. and foreign filings which cover emavusertib and related IRAK-4 inhibitory compounds and methods of use thereof. As of December 31, 2024, there are 9 issued or allowed U.S. patents expiring between 2035 and 2042 included in such filings.
Other Aurigene Collaboration Programs. In conjunction with the October 2016 exercise of our option to license the PD-L1/TIM3 program under our collaboration with Aurigene and the March 2018 exercise of our option to the fourth program in immuno-oncology, we obtained world-wide (except for India and Russia) exclusive licenses to the Aurigene intellectual property relevant to the program. The portfolio consists of U.S. and foreign filings which cover various genera of compounds from each program and methods of use thereof. As of December 31, 2024, there are 10 issued U.S. patents expiring between 2034 and 2038 included in such filings.
Fimepinostat and other Targeted Drug Candidates. As of December 31, 2024, we have 27 issued U.S. patents that expire on various dates between 2028 and 2039, including patents covering the composition of matter for fimepinostat, which expires in 2032. We also have several U.S. and foreign utility patent applications directed to our novel small molecules. Our patents and patent applications cover compositions of matter, methods of manufacturing these molecules, formulations, and methods of using these molecules to treat a variety of therapeutic indications. We intend to continue to file additional U.S. and foreign applications as the programs progress.
Erivedge and the Hedgehog Signaling Pathway. As of December 31, 2024, we have 9 issued U.S. patents expiring on various dates between 2025 and 2036, which relate to the Hedgehog signaling pathway, including patents covering Erivedge’s composition of matter, which expire in 2028. Our patents and patent applications cover certain small molecule agonists and inhibitors of the Hedgehog signaling pathway, drug screening and discovery methods, as well as methods of using Hedgehog small molecules to activate or inhibit the Hedgehog signaling pathway for a variety of therapeutic indications or diagnostic uses. In addition, we have filed foreign patent applications corresponding to many of the aforementioned U.S. filings that could provide additional patent protection for products that activate or inhibit the Hedgehog signaling pathway.
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
Government Regulation and Product Approval
Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, or EU, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, sales, pricing, reimbursement, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources and may have a significant impact on our business.
Review and Approval of Drugs in the United States
In the United States, the FDA approves and regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and related regulations and guidance documents.
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
•submission to the FDA of an NDA for a drug candidate product requesting marketing for one or more proposed indications;
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
•payment of substantial application and program fees pursuant to the Prescription Drug User Fee Act, or PDUFA;
•securing FDA approval of the NDA authorizing marketing of the product in the United States for particular indications and under certain conditions; and
•compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.
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
Clinical Studies Outside the United States in Support of FDA Approval
In connection with our clinical development program, we may conduct trials at sites outside the United States. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, or IEC, and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.
The acceptance by the FDA of study data from clinical trials conducted outside the United States in support of US approval may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.
In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.
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
Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data monitoring committee. This group provides authorization for whether a trial may move forward at designated check points based on access that only the group maintains to available data from the trial. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made based on evolving business objectives and/or competitive climate.
Sponsors of clinical trials are required to register and disclose certain clinical trial information for some trials on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017. The FDA had historically not enforced these reporting requirements due to the United States Department of Health and Human Services', or HHS, long delay in issuing final implementing regulations. With those regulations now in place, the FDA has issued, as of December 19, 2024, six notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants
Expanded Access to an Investigational Drug for Treatment Use
Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. FDA regulations allow access to investigational drugs under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the drug under a treatment protocol, or Treatment IND Application.
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
In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the International Council for Harmonisation’s, or ICH’s, recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. That guideline was finalized by the ICH on January 6, 2025. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.
In December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, DAPs must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on DAPs. In June 2024, the FDA issued draft guidance setting out its policies for the collection of race and ethnicity data in clinical trials. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance.
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
With passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to the FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing the FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval trial of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner or the Commissioner’s designee and a written appeal, among other things.
In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The agency indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe the FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.
Project Optimus
Project Optimus is an initiative of the Oncology Center of Excellence at the FDA. This project focuses on dose optimization and dose selection in oncology drug development, and whether the current paradigm based on cytotoxic chemotherapeutics leads to doses and schedules of molecularly targeted therapies that provide more toxicity without additional efficacy, among other things. In Project Optimus, drug developers have the opportunity to meet with the FDA’s Oncology Review Divisions early in their development programs, well before conducting trials intended for registration, to discuss dose-finding and dose optimization. The program thus allows sponsors to develop strategies for dose finding and dose optimization that leverages nonclinical and clinical data in dose selection, including randomized evaluations of a range of doses in trials, with the objective of performing these studies as early as possible in the development program to bring promising new therapies to patients. In August 2024, the FDA issued final guidance to assist sponsors in identifying the optimal dosage(s) for human prescription drugs for the treatment of oncologic diseases during clinical development prior to submitting an application for approval for a new indication and usage.

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

The application is the vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most applications is subject to an application user fee, which for federal fiscal year 2025 is $4,310,002 for an application requiring clinical data. The sponsor of an approved application is also subject to an annual program fee, which for fiscal year 2025 is $403,889. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses. If an application is withdrawn prior to the FDA acceptance for filing, 75% of these fees may be refunded to the sponsor. If an application is withdrawn after filing, a lower portion of these fees may be refunded in certain circumstances.

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
The FDA seeks to meet these timelines for review of an application but its ability to do so may be affected by a variety of factors. While the costs associated with review of an application are typically covered by the PDUFA user fee program, other activities, including government budget and funding levels, the ability to hire and retain key personnel and statutory, regulatory and policy changes, may impact the FDA’s review and approval of marketing applications. Average review times at the agency have fluctuated in recent years, as a result. For example, during the past decade, the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have had to furlough critical employees and stop critical activities. Further, there is substantial uncertainty as to how measures currently being implemented by the new Trump Administration across the government will impact the FDA and other federal agencies with jurisdiction over drug products.
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

Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the NDA. That is because, under certain circumstances, principal investigators at a clinical trial site may also serve as scientific advisors or consultants to a sponsor and receive compensation in connection with such services. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will then evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of safety and efficacy of the investigational product.
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
The FDA’s Decision on an NDA
The FDA reviews an application to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the product involved, on the basis of which it could fairly and responsibly be concluded by such experts that the product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.” The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional confirmatory information may satisfy this standard.
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
A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six-month extension to respond. The FDA has committed to reviewing resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The FDA has taken the position that a CRL is not final agency action making the determination subject to judicial review.
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

Moreover, with passage of the Pre-Approval Information Exchange Act, or PIE Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products. In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.
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
Under provisions of the FDCA, the FDA may not approve an ANDA or 505(b)(2) application until any applicable period of regulatory exclusivity for the RLD has expired. The FDCA provides a period of five years of regulatory exclusivity for a new drug containing a new chemical entity, or NCE. For the purposes of this provision, FDA has consistently taken the position that an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, a generic or follow-on drug application may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the sponsor may submit its application four years following the original product approval.
The FDCA also provides for a period of three years of regulatory exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, which were conducted by or for the sponsor and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as new indications, dosage forms, route of administration or combination of ingredients. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs or 505(b)(2) NDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product; rather, this three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving follow-on applications for drugs containing the original active ingredient.
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
In September 2021, the Court of Appeals for the 11th Circuit, in Catalyst Pharms, Inc. v. Becerra, or Catalyst, held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of the Catalyst court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug is approved. More recently however, on February 14, 2025, a federal district court in Washington, DC fully embraced the reasoning of the Catalyst decision in another decision challenging the scope of orphan drug exclusivity. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.
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
The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the drug candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic drug candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2025, the standard fee is $540,783 and the small business fee is $135,196.
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
It is possible that an in vitro companion diagnostic device could be subject to FDA enforcement discretion from compliance with the FDCA if it meets the definition of a Laboratory Developed Test, or LDT. However, FDA issued a final rule in April 2024 to end enforcement discretion for LDTs and actively regulate such products as medical devices. Under this final rule, LDTs are required to come into compliance with the FDA’s medical device regulatory requirements in a staged approach over the course of four years. The implementation of this LDT final rule could potentially be affected by the Executive Order, Regulatory Freeze Pending Review, issued by President Trump on January 20, 2025 and/or the anticipated change in leadership at the FDA under the new administration. Further, while the final regulation is set to take effect on May 6, 2025, a number of parties have challenged the legality of the LDT regulation in a federal district court. That court held a hearing on this matter on February 19, 2025, and is expected to issue a ruling soon.
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
Clinical Trial Approval in the EU
On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014, or CTR, became effective in the EU and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the EU, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the European Medicines Agency, or EMA, and available to clinical trial sponsors, competent authorities of the EU Member States and the public.
Beyond streamlining the process, the new regulation includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted, or Member States concerned. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the CTR.
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
As of January 31, 2025, all clinical trials (including those which are ongoing) are subject to the provisions of the CTR. The failure to transition ongoing clinical trials to the CTR can result in corrective measures under Article 77 of the CTR, including revocation of the authorization of the clinical trial or suspension of the clinical trial as well as criminal sanctions and fines under national law of EU Member States.
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
Marketing Authorization
In the EEA, marketing authorizations, or MAs, for medicinal products may be obtained through several different procedures founded on the same basic regulatory process.
The centralized procedure provides for the grant of a single MA that is valid for all EU Member States. The centralized procedure is compulsory for medicinal products produced by certain biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of certain diseases, including cancer. It is optional for those products that are highly innovative or for which a centralized process is in the interest of patients.
Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MA application is 210 days, excluding clock stops, when additional written or oral information is to be provided by the sponsor in response to questions asked by the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases. These are defined as circumstances in which a medicinal product is expected to be of a “major public health interest.” Three cumulative criteria must be fulfilled in such circumstances: the seriousness of the disease, such as severely disabling or life-threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In these circumstances, the EMA ensures that the opinion of the CHMP is given within 150 days.
The decentralized procedure provides for approval by one or more other concerned EU Member States of an assessment of an application for MA conducted by one EU Member State, known as the reference EU Member State. In accordance with this procedure, a sponsor submits an application for MA to the reference EU Member State and the concerned EU Member States. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States which, within 90 days of receipt, must decide whether to approve the assessment report and related materials.

If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all EU Member States.
A MA may be granted only to a sponsor established in the EU. Regulation No. 1901/2006 provides that prior to obtaining a MA in the EU, a sponsor must demonstrate compliance with all measures included in a Pediatric Investigation Plan, or PIP, approved by the Pediatric Committee of the EMA, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.
Conditional Marketing Authorization
In particular circumstances, EU legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables sponsors to obtain a CMA prior to obtaining the comprehensive clinical data required for an application for a full MA. Such conditional approvals may be granted for drug candidates (including medicines designated as orphan medicinal products) if (1) the drug candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the drug candidate is intended to meet unmet medical needs of patients; (3) a CMA may be granted prior to submission of comprehensive clinical data provided that the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the drug candidate is positive, and (5) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data. A CMA may contain specific obligations to be fulfilled by the CMA holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. CMAs are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a CMA.
Exceptional Circumstances
An MA may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the CMA as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of an MA However, unlike the CMA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable. Under these procedures, before granting the MA, the EMA or the competent authorities of the member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy.
Periods of Authorization and Renewals
An MA is valid for five years in principle and the MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the MA holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety, and efficacy, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. Once renewed, the MA is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).
Regulatory Requirements After Marketing Authorization
Following MA of a medicinal product in the EU, the holder of the authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include compliance with the EU’s stringent pharmacovigilance or safety reporting, as well as rules potentially requiring post-authorization studies and additional monitoring obligations. In addition, the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU. Finally, the marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU notably under Directive 2001/83EC, as amended, and EU Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.
Regulatory Data Exclusivity in the European Union
In the EU, new chemical entities approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon MA and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic (abbreviated) application for a period of eight years. During the additional two‑year period of market exclusivity, a generic MA application can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten‑year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies.
The EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory data protection. The European Parliament requested several amendments in April 2024. At this time, the proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry in the long term, if and when adopted.
Pediatric Exclusivity
Products that are granted a MA with the results of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six-month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) even where the trial results are negative. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.
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
Once authorized, orphan medicinal products are entitled to ten years of market exclusivity in all EU Member States and in addition a range of other benefits during the development and regulatory review process including scientific assistance for trial protocols, authorization through the centralized MA procedure covering all member countries and a reduction or elimination of registration and MA fees. However, MA may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the MA holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. MA may also be granted to a similar medicinal product with the same orphan indication if the product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.
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
The EU provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for a product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being established to the entry of new products. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained.
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
Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s (UK) withdrawal from the EU, commonly referred to as Brexit, took place on January 31, 2020. The EU and the UK reached an agreement on their new partnership in the Trade and Cooperation Agreement, which entered into force on May 1, 2021. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol, as amended by the so called Windsor Framework agreed in February 2023. As of January 1, 2025, the changes introduced by the Windsor Framework resulted in the MHRA being responsible for approving all medicinal products destined for the UK market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the UK’s withdrawal from the EU.
As of January 1, 2024 on, a new international recognition procedure, or IRP, applies which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or an MRDC positive end of procedure outcome is an RR authorization for the purposes of IRP.
General Data Protection Regulation
The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EEA, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. In the UK, the GDPR is retained in domestic law as the UK GDPR and sits alongside an amended version of the Data Protection Act of 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues of the respective group of companies, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.
For transfers of personal data from the EU to the U.S., the European Commission adopted an adequacy decision for the EU-U.S. Data Privacy Framework in July 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. Following the withdrawal of the UK from the EU, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the UK and the EU have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the UK Data Protection Act and the GDPR, respectively. The UK and the U.S. have also agreed to a U.S.-UK “Data Bridge”, which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the UK to the U.S. Switzerland has also approved an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which functions similarly to the EU-U.S. Data Privacy Framework and the U.S.-UK Data Bridge in relation to data transfers from Switzerland to the U.S.).
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
Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the Patient Protection and Affordable Care Act. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
During the first Trump Administration, the Congress and administration sought to overturn the ACA and related measures. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders (e.g.,EO 14009, Strengthening Medicaid and the Affordable Care Act, and EO 14070, Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage) which were designed to further implement the ACA. There may be similar efforts to change the ACA, and the accompanying uncertainty, for the foreseeable future.
Pharmaceutical Prices
The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been U.S. Congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid.
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. As of May 2024, five states had submitted Section 804 Importation Program proposals to the FDA and, on January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.
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
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation). In addition, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.
The IRA includes a provision, known as the orphan drug exclusion, that excludes from price negotiations those orphan drugs that have been designated for only one rare disease or condition and for which the only approved indication (or indications) is for such disease or condition. Thus, as CMS stated in final guidance in July 2023, a drug or biologic that is designated for more than one rare disease or condition will not qualify for the orphan drug exclusion, even if it is not approved for any indications for the additional diseases or conditions. Further, CMS will only consider active designations/approvals when evaluating a drug or biologic for the orphan drug exclusion. CMS has also clarified that, if a drug loses its orphan drug status, the agency will use the earliest date of approval/licensure to determine whether the product is a qualifying single source drug subject to price negotiations.
The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, shortly before the new administration took office, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. There has been uncertainty about the extent to which the new administration would support the price negotiation program. Following the change in administrations, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.
On June 6, 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.
At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drug candidates or additional pricing pressures. This may be increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.
In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being established to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.
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
In addition to potential enforcement by HHS, we are also potentially subject to privacy enforcement from the Federal Trade Commission, or FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be "unfair" under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC's evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements. Finally, both the FTC and HHS’s enforcement priorities (as well as those of other federal regulators) may be impacted by the change in administration and new leadership.
There are also increased restrictions at the federal level relating to transferring sensitive data outside of the United States to certain foreign countries. For example, in 2024, Congress passed H.B. 815, which included the Protecting Americans’ Data from Foreign Adversaries Act of 2024. This law creates certain restrictions for entities that disclose sensitive data (including potential health data) to countries such as China. Failure to comply with these rules can lead to a potential FTC enforcement action. Additionally, the Department of Justice recently finalized a rule implementing Executive Order 14117, which creates similar restrictions related to the transfer of sensitive US data to countries such as China. These data transfer restrictions (and others that may pass in the future) may create operational challenges and legal risks for our business.
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
In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime over the next several years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws that will go into effect over the next several years. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
Plaintiffs' lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act.
Competition
Emavusertib, if approved, and our outlicensed program, Erivedge, will compete with existing and new products being developed by others for treatment of the same indications. Competition in the development of human therapeutics and, in particular, human therapeutics that target signaling pathways to treat cancers, is intense and rapidly evolving. Our competitors include large pharmaceutical and biopharmaceutical companies, as well as specialized biotechnology firms, that are developing cancer therapies in the same indications as we are. Many competitors have substantially greater research, development, manufacturing, marketing, and financial capabilities, than we do. Successful development and commercialization of products depends on the ability to differentiate the benefits of our products (e.g. efficacy, safety, dosing, route of administration, convenience, and cost-effectiveness) over competing drug therapies. There are several companies developing drug candidates that target the same molecular targets and signaling pathways, and in some cases the same cancer indications, which are being pursued by us.
Emavusertib.
We believe our primary competitors for emavusertib are those companies pursuing oncology indications in IRAK4, R/R AML or hrMDS with a FLT3 mutation, R/R PCNSL, and frontline AML combinations with azacitidine and venetoclax.
Companies pursuing IRAK 4 inhibitors include a pre-clinical stage company, Kurome Therapeutics (IRAK1/4) and a clinical stage company, Rigel Pharmaceuticals, Inc. (R289).
Astellas Pharma, Inc. (gilteritinib) has an approved FLT3 inhibitor. Other companies developing FLT3 inhibitors include: Aptose Biosciences, Inc. (tuspetinib), HEC Pharma Co., Ltd. (HEC73543), Ellipses Pharma (EP0042), CSPC Pharmaceuticals Group Limited (SKLB1028), and Eilean Therapeutics (lomonitinib).

Abbvie, Inc. has an approved BTK inhibitor, ibrutinib, which is being used pursuant to the National Comprehensive Cancer Network guidelines as a treatment for PCNSL. Other companies pursuing R/R PCNSL are Bayer AG (copanlisib in combination with ibrutinib), Gilead Sciences, Inc. (axicabtagene ciloleucel), Ono Pharmaceuticals Co., Ltd. (tirabrutinib), and BeiGene, Ltd. (zanubrutinib in combination with rituximab and methotrexate). Additionally, there are several marketed products that are being studied in combination as potential treatments for PCNSL (ibrutinib, rituximab and lenalidomide).
Companies pursuing frontline AML in combination with either azacitidine and venetoclax, or both, include: Faron Pharmaceuticals Oy (bexmarilimab), Novartis AG (sabatolimab), OncoVerity, Inc. (cusatuzumab), Glycomimetics, Inc. (uproleselan), Shattuck Labs, Inc. (SL-17254), Bio-Path Holdings, Inc. (prexigebersen), Astellas Pharma, Inc. (gilteritinib), and ImmunoGen, Inc. (pivekimab sunirine).
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
Drug substance and drug product production, and subsequent packaging, labeling and distribution are conducted in the various locations under GMP controls.
Sales and Marketing
We have no sales, marketing or distribution experience or infrastructure. We must build infrastructure related to product sales, marketing and distribution or make arrangements with third parties to perform these services.
Human Capital Resources
As of December 31, 2024, we had 34 employees, of which 33 are full-time. Of our employees, 22 are currently involved in research and development, including medical doctors, biologists, and other clinical or scientific disciplines who seek to identify and develop new applications for our existing proprietary portfolio. None of our employees is a party to a collective bargaining agreement, and we consider our relations with our employees to be good.
We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We offer our employees a comprehensive compensation package. Our well-designed compensation and benefits package includes salaries, annual bonuses, equity compensation, 401(k) match, life insurance, premium health and workers’ compensation insurance, paid vacation, holidays and year-end shutdown. Our equity compensation plans, pursuant to which we may grant stock options, restricted stock, restricted stock units and other equity-based awards, are designed to align our employees’ interests with our stockholders’ interests and motivate effective performance, which drives company success. In addition, we provide certain wellness resources for our employees, such as work-life counseling and support through an employee assistance program. We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer.
Segment Reporting
We are engaged solely in the discovery and development of innovative drug candidates for the treatment of human cancers. Accordingly, we have determined that we operate in one operating segment.

Information about our Executive Officers
Our executive officers as of March 31, 2025 are as follows:

Name	Age	Position
James E. Dentzer	58	President and Chief Executive Officer
Jonathan Zung, Ph.D.	60	Chief Development Officer
Diantha Duvall	53	Chief Financial Officer
James E. Dentzer	Mr. Dentzer has served on our board and as our President and Chief Executive Officer since September 2018. From March 2018 to September 2018, Mr. Dentzer served as our Chief Operating Officer and Chief Financial Officer. From March 2016 to March 2018, Mr. Dentzer served as our Chief Administrative Officer and Chief Financial Officer. Mr. Dentzer has also held the positions of secretary and treasurer from March 2016 to March 2019. Previously, Mr. Dentzer served as Chief Financial Officer of Dicerna Pharmaceuticals, Inc., a biotechnology company, from December 2013 to December 2015. Prior to that, he was the Chief Financial Officer of Valeritas, Inc., a medical technology company, from March 2010 to December 2013. Prior to joining Valeritas, Inc., he was the Chief Financial Officer of Amicus Therapeutics, Inc., a biotechnology company, from October 2006 to October 2009. In prior positions, he spent six years as Corporate Controller of Biogen Inc., a biotechnology company, and six years in various senior financial roles at E.I. du Pont de Nemours and Company, a chemical, petroleum and biotechnology company, in the U.S. and Asia. Mr. Dentzer also serves as a director of Imunon, Inc., a clinical stage drug development company. Mr. Dentzer holds a B.A. in philosophy from Boston College and an M.B.A. from the University of Chicago.
Jonathan Zung, Ph.D.	Dr. Zung has served as our Chief Development Officer since May 2023. From January 2021 to March 2023, Dr. Zung served as Chief Development Officer of Evelo Biosciences, Inc., a clinical stage biotechnology company. From May 2020 to December 2020, Dr. Zung served as President of Sponsor and CRO programs of WCG Clinical, a clinical services provider, and from June 2018 to May 2020, he served as President of Site Division. From April 2016 to April 2018, Dr. Zung was Group President of Clinical Development and Commercialization Services Organization at Covance, Inc., a contract research organization. Prior to Covance, Inc., Dr. Zung held leadership roles at UCB Biosciences, Bristol Myers Squibb, and Pfizer. Dr. Zung holds a B.S. in chemistry from Florida Institute of Technology and a Ph.D. in analytical chemistry from Emory University.
Diantha Duvall	Ms. Duvall has served as our Chief Financial Officer since August 2022. From March 2019 to June 2022, Ms. Duvall served as Chief Financial Officer of Genocea Biosciences, Inc., a biotechnology company focused on the development of cancer immunotherapies. From February 2017 to January 2019, Ms. Duvall served as Vice President, Finance and Chief Accounting Officer at Bioverativ, Inc., a biopharmaceutical company focused on therapies for hemophilia and other rare blood disorders. Prior to joining Bioverativ, Inc., Ms. Duvall was Global Commercial Controller and U.S. Commercial Controller at Biogen in 2016 and 2015, respectively. Prior to Biogen, Ms. Duvall held positions of increasing responsibility at Merck and Co., Inc., a pharmaceutical company, from 2009 to 2015 and PricewaterhouseCoopers LLP, an accounting firm, from 1996 through 2009. Ms. Duvall holds a B.A. in economics and public policy from Colby College and an M.S. in accounting and M.B.A. from Northeastern University.

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
We will require substantial funds to maintain our research and development program and support operations in the near term. We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2024, we had $20.0 million in cash and cash equivalents. In March 2025, we completed a registered direct offering and concurrent private placement for net proceeds of approximately $9.0 million. We expect these available cash resources, together with the proceeds from the March 2025 offering, to fund our existing operations into the fourth quarter of 2025. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Based on our current cash and cash equivalents, recurring losses and cash outflows from operations since inception, an expectation of continuing losses and cash outflows from operations for the foreseeable future and the need to raise additional capital to finance our future operations, we have concluded that we do not have sufficient cash on hand to support current operations beyond the next 12 months from the date of filing this Annual Report on Form 10-K.
We will require substantial additional funding in the immediate term to fund the development of emavusertib through regulatory approval and commercialization, and to support our continued operations. We will need to seek additional funding through a number of potential avenues, including private or public equity financings, collaborations, or other strategic transactions. We have faced and expect to continue to face substantial difficulty in raising capital. If sufficient funds are not available, we will have to delay, reduce the scope of, or eliminate our research and development program for emavusertib, including related clinical trials and operating expenses, potentially delaying the time to market for or preventing the marketing of emavusertib, which would adversely affect our business prospects and our ability to continue our operations, and would have a negative impact on our financial condition and ability to pursue our business strategies. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. If we are unable to obtain sufficient capital, we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
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
We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net loss was $43.4 million for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $1.2 billion. As noted above, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. We have not completed the development of any drug candidate on our own. Other than Erivedge®, which is being commercialized and further developed by Genentech and Roche under our collaboration agreement with Genentech, we may never have a drug candidate approved for commercialization. Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators and the monetization of certain royalty rights. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
We will require substantial additional capital, which may be difficult to obtain, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development program or commercialization efforts, and our ability to continue operations could be adversely affected.
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
In March 2025, we completed a registered direct offering and concurrent private placement for net proceeds of approximately $9.0 million. Based upon our current operating plan, we believe that our existing cash and cash equivalents of $20.0 million as of December 31, 2024, together with the proceeds from the March 2025 offering, should enable us to fund our existing operations into the fourth quarter of 2025. We have based this assessment on assumptions that may prove to be wrong, and it is possible that we will not achieve the progress that we expect with these funds because the actual costs and timing of clinical development and regulatory and commercial activities are difficult to predict and are subject to substantial risks and delays, and that we will use our capital resources sooner than we currently expect. This estimate does not reflect any additional expenditures that may result from any further strategic transactions to expand and diversify our product pipeline, including acquisitions of assets, businesses, rights to products, drug candidates or technologies or strategic alliances or collaborations that we may pursue.
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
In February 2024, we entered into an amended and restated sales agreement, or the 2024 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, and JonesTrading Institutional Services LLC, or JonesTrading, to sell from time to time up to $100.0 million shares of our common stock through an “at-the-market offering” program under which Cantor and JonesTrading act as sales agents. The extent to which we utilize the 2024 Sales Agreement with Cantor and JonesTrading as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions and other restrictions and the extent to which we are able to secure funds from other sources. Accordingly, we may not be able to sell additional shares under the 2024 Sales Agreement at prices or amounts that we deem acceptable, and there can be no assurance that we will be able to sell any additional shares of common stock contemplated under the 2024 Sales Agreement. We sold 188,316 shares of common stock under the 2024 Sales Agreement representing gross proceeds of $1.2 million during the twelve months ended December 31, 2024.
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

In connection with the Oberland Purchase Agreement, we transferred and encumbered certain royalty and royalty related payments on commercial sales of Erivedge; Curis Royalty granted a first priority lien and security interest in all of its assets, including its rights to the Erivedge royalty payments; and we granted the Purchasers a first priority lien and security interest in our equity interest in Curis Royalty. As a result, in the event of a default by us or Curis Royalty, Curis Royalty could lose all retained rights to certain future royalty and royalty related payments, Curis Royalty could be required to repurchase the Purchased Receivables at a price that is a multiple of the payments we have received, and our ability to enter into future arrangements may be inhibited, all of which could have a material adverse effect on our business, financial condition and stock price, including our ability to continue as a going concern.
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
Upon the occurrence and continuance of an event of default under the security agreement, the Agent may exercise its rights and remedies under the security agreement with respect to Curis Royalty and to the collateral pledged thereunder, including, among other things, acceleration of the obligations under the security agreement, the sale or other realization of the collateral and performance of Curis Royalty’s obligations under the purchase and sale agreement that we entered into in 2012 with Curis Royalty pursuant to which we transferred to Curis Royalty rights to certain royalty and royalty-related payments owed by Genentech to us under our collaboration agreement with Genentech. Additionally, Curis granted to the Agent a first priority lien and security interest of Curis’ equity interest in Curis Royalty pursuant to a pledge agreement. Upon the occurrence and continuance of an event of default under the security agreement, the Agent may exercise its rights and remedies under the pledge agreement with respect to the equity interests, including, among other things, the rights to receive distributions and exercise voting rights with respect to the equity interests and to sell or otherwise realize upon the collateral in satisfaction of the obligations. The exercise by the Agent of the foregoing rights shall be deemed to constitute an exercise by the Purchasers of their put option under the Oberland Purchase Agreement.
If any of the above events of default were to occur, Curis Royalty may not have sufficient funds to pay the Put/Call Price and the Agent could foreclose on the secured royalty and royalty related payment stream and/or our equity interests in Curis Royalty. In such an event, we could lose our right to royalty and royalty related payments not transferred to the Purchasers pursuant to the Oberland Purchase Agreement and we could lose our rights in Curis Royalty. In addition, in the event Genentech exercises its set-off rights against royalty payments to Curis Royalty pursuant to our collaboration agreement with Genentech, Curis Royalty may be required to satisfy its royalty-sharing obligations to the Purchasers with amounts from its working capital. The Oberland Purchase Agreement also contains exculpation and indemnification obligations of Curis and Curis Royalty on behalf of the Agent and the Purchasers. Further, the encumbrance of all of Curis Royalty’s assets, including the right to royalties from sales of Erivedge, and our equity interests in Curis Royalty pursuant to the security agreement and pledge agreement, respectively, may inhibit us from raising additional funds or entering into other strategic arrangements. Any of these consequences of an event of default could have a material adverse effect on our business, financial condition and stock price, including our ability to continue as a going concern.
In March 2023, Curis and Curis Royalty received a letter from counsel to Oberland Capital Management, LLC, the Purchasers and the Agent alleging defaults under Sections 4.04 and 6.04(b) of the Oberland Purchase Agreement and demanding cure of the asserted default under Section 6.04(b) of the Oberland Purchase Agreement, which each such alleged default separately entitles the Purchasers to exercise the put option, which would require Curis Royalty to repurchase the Purchased Receivables at the Put/Call Price. Curis and Curis Royalty dispute these allegations. However, if Oberland elects to pursue these claims, and if Curis and Curis Royalty are unsuccessful in defending against these claims, it could have a material adverse impact on Curis and Curis Royalty, including their ability to continue as a going concern. We have not received any further communication on this topic from counsel to Oberland Capital Management, LLC, or the Purchasers and the Agent since the March 2023 letter. As of December 31, 2024, the estimated amount of the Put/Call Price is approximately $110.0 million.
The amount of royalty revenue Curis Royalty receives from sales of Erivedge has been adversely affected by a competing drug, and may further be affected in the future.
Pursuant to the terms of our collaboration agreement with Genentech, our subsidiary Curis Royalty is entitled to receive royalties on net sales of Erivedge that range from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech. The royalty rate applicable to Erivedge may be decreased in certain specified circumstances, including when a competing drug product that binds to the same molecular target as Erivedge is approved by the applicable country’s regulatory authority and is being sold in such country by a third party for use in the same indication as Erivedge, or when there is no issued intellectual property covering Erivedge in a territory in which sales are recorded. In 2015, the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency's Committee for Medicinal Products for Human Use, or CHMP, approved an additional Hedgehog signaling pathway inhibitor marketed by Sun Pharmaceutical Industries Ltd., or Sun Pharmaceutical, sonidegib (Odomzo®), for the treatment of adults with locally advanced basal cell carcinoma, or BCC. Accordingly, Genentech reduced royalties on its net sales in the U.S. of Erivedge from 5-7.5% to 3-5.5%. Furthermore, Genentech has reduced by 2% royalties on net sales of Erivedge outside of the United States on a country-by-country basis to the extent that sonidegib is approved by the applicable country’s regulatory authority and is being sold in such country. We also believe that sales of sonidegib have, and are likely to continue to, adversely affect sales of Erivedge, including those in the U.S. and ex-U.S. countries, which would adversely affect the resulting revenue we may receive from Genentech. A decrease in sales of Erivedge, or in the royalty rate that we receive for sales of Erivedge, could adversely affect our operating results.

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
•we cannot be certain that we will not observe safety events in our clinical trials, which may lead to future clinical holds, or necessitate additional or amended trials.
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
Emavusertib and Erivedge, our outlicensed program, face competition from existing and new technologies and drugs being developed by biotechnology, medical device, and pharmaceutical companies, as well as universities and other research institutions. There are several companies developing drug candidates that target the same molecular targets and signaling pathways, and in some cases the same cancer indications, which are being pursued by us.
Emavusertib.
We believe our primary competitors for emavusertib are those companies pursuing oncology indications in IRAK4, R/R AML or hrMDS with a FLT3 mutation, R/R PCNSL, and frontline AML combinations with azacitidine and venetoclax.
Companies pursuing IRAK 4 inhibitors include a pre-clinical stage company, Kurome Therapeutics (IRAK1/4) and a clinical stage company, Rigel Pharmaceuticals, Inc. (R289).
Astellas Pharma, Inc. (gilteritinib) has an approved FLT3 inhibitor. Other companies developing FLT3 inhibitors include: Aptose Biosciences, Inc. (tuspetinib), HEC Pharma Co., Ltd. (HEC73543), Ellipses Pharma (EP0042), CSPC Pharmaceuticals Group Limited (SKLB1028), and Eilean Therapeutics (lomonitnib).
Abbvie, Inc. has an approved BTK inhibitor, ibrutinib, which is being used pursuant to the National Comprehensive Cancer Network guidelines as a treatment for PCNSL. Other companies pursuing R/R PCNSL are Bayer AG (copanlisib in combination with ibrutinib), Gilead Sciences, Inc. (axicabtagene ciloleucel), Ono Pharmaceuticals Co., Ltd. (tirabrutinib), and BeiGene, Ltd. (zanubrutinib in combination with rituximab and methotrexate). Additionally, there are several marketed products that are being studied in combination as potential treatments for PCNSL (ibrutinib, rituximab and lenalidomide).
Companies pursuing frontline AML in combination with either azacitidine and venetoclax, or both, include: Faron Pharmaceuticals Oy (bexmarilimab), Novartis AG (sabatolimab), OncoVerity, Inc. (cusatuzumab), Glycomimetics, Inc. (uproleselan), Bio-Path Holdings, Inc. (prexigebersen), Astellas Pharma, Inc. (gilteritinib), and ImmunoGen, Inc. (pivekimab sunirine).

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
In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance.
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

Moreover, principal investigators for our future clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.
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
Further, the FDA may determine that we must provide additional evidence and data before approving a NDA for our candidate products. For example, the FDA reviews an application to determine whether there is “substantial evidence” to support a finding of effectiveness for the proposed product for its intended use(s), The FDA has interpreted this evidentiary standard to generally require at least two adequate and well-controlled clinical trials to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional confirmatory evidence may satisfy this standard. The FDA issued draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical trial to demonstrate effectiveness. In the event that we submit an NDA on the basis of one clinical trial and confirmatory evidence, the FDA could determine that such information is not sufficient to support approval of the application and the agency could require us to conduct an additional trial in support of the NDA.
In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act, or the APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and Centers for Medicare & Medicaid Services, or CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.
Further, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging FDA’s actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

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
Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom, or UK, as a result of the withdrawal of the UK from the EU, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland). At the same time, a new international recognition procedure, or IRP, will apply, which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EU/European Economic Area, or EEA, member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business.
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products, which may reduce the duration of regulatory data protection and exclusivity periods for orphan drugs, and revise the eligibility for expedited pathways in addition to other changes, was published on April 26, 2023. On April 10, 2024 the European Parliament adopted a position on the proposal requesting several amendments to the package. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.
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
The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a September 2021 decision from the Court of Appeals for the 11th Circuit. In Catalyst Pharms, Inc. v. Becerra, or Catalyst, held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the approved “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of the Catalyst court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug is approved. More recently however, on February 14, 2025, a federal district court in Washington, DC fully embraced the reasoning of the Catalyst decision in another decision challenging the scope of orphan drug exclusivity. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.
We do not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
In addition, to obtain orphan drug designation in the EU, we would need to demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition. There is no assurance that we would be able to meet that standard for any of our product candidates. Further, if we do obtain orphan drug designation for a candidate product in the EU, we will not be able to maintain that designation if we are not able to show, to the satisfaction of the EU regulatory authorities, that the candidate product is of significant benefit to patients over available commercial products for the indication in the EU and any additional products that are ahead of our product candidate in clinical development for the indication.
If we, or our collaborators, obtain marketing approval for emavusertib, it will be subject to ongoing regulation and could be subject to restrictions or withdrawal from the market, and we may be subject to substantial penalties if we fail to comply with regulatory requirements, when and if emavusertib is approved.
If we, or our collaborators, obtain marketing approval for emauvsertib, it will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current Good Manufacturing Practices, or similar foreign standards, which we refer to as cGMPs, relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. In addition, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a risk evaluation and mitigation strategy. Accordingly, if we receive marketing approval for emavusertib, we will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we fail to comply with these requirements, we could have the marketing approvals for our product withdrawn by regulatory authorities and our ability to market any products could be limited, which could adversely affect our ability to achieve or sustain profitability.
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
We will also need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products. In September 2021, the FDA published final regulations which describe the types of evidence that the Agency will consider in determining the intended use of a drug or biologic. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.
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
We may seek approval from the FDA or comparable foreign regulatory authorities to use accelerated development pathways for our drug product candidates. If we are not able to use such pathways, we may be required to conduct additional clinical trials beyond those that are contemplated, which would increase the expense of obtaining, and delay the receipt of, necessary marketing approvals, if we receive them at all. In addition, even if an accelerated approval pathway is available to us, it may not lead to expedited approval of our drug product candidates, or approval at all.
Under the Federal Food, Drug and Cosmetic Act, or the FDCA, and implementing regulations, the FDA may grant accelerated approval to a product candidate to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies, upon a determination that the product has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective.
Prior to seeking such accelerated approval, we will continue to seek feedback from the FDA or comparable foreign regulatory agencies and otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that the FDA or foreign regulatory agencies will agree with our surrogate endpoints or intermediate clinical endpoints in any of our clinical trials, or that we will decide to pursue or submit any additional applications for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that, after feedback from the FDA or comparable foreign regulatory agencies, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval. Furthermore, for any submission of an application for accelerated approval or application under another expedited regulatory designation, there can be no assurance that such submission or application will be accepted for filing or that any expedited development, review or approval will be granted on a timely basis, or at all.
Finally, there can be no assurance that we will satisfy all FDA requirements, including new provisions that govern accelerated approval. For example, with passage of the FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner or the Commissioner’s designee and a written appeal, among other things. We will need to fully comply with these and other requirements in connection with the development and approval of any product candidate that qualifies for accelerated approval.

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.
In the EU, a conditional marketing authorization may be granted in cases where all the required safety and efficacy data are not yet available. A conditional marketing authorization is subject to conditions to be fulfilled for generating missing data or ensuring increased safety measures. A conditional marketing authorization is valid for one year and has to be renewed annually until fulfillment of all relevant conditions. Once the applicable pending studies are provided, a conditional marketing authorization can become a “standard” marketing authorization. However, if the conditions are not fulfilled within the timeframe set by the EMA, the marketing authorization will cease to be renewed.
Accordingly, a failure to obtain and maintain accelerated approval or any other form of expedited development, review or approval for our product candidates, or withdrawal of a product candidate, would result in a longer time period until commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.
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
It is possible that an in vitro companion diagnostic device could be subject to FDA enforcement discretion from compliance with the FDCA if it meets the definition of a Laboratory Developed Test, or LDT. However, FDA issued a final rule in April 2024 to end enforcement discretion for LDTs and actively regulate such products as medical devices. Under this final rule, LDTs are required to come into compliance with FDA’s medical device regulatory requirements in a staged approach over the course of four years. The implementation of this LDT final rule could potentially be affected by the Executive Order, Regulatory Freeze Pending Review, issued by President Trump on January 20, 2025 and/or the anticipated change in leadership at FDA under the new administration. Further, while the final regulation is set to take effect on May 6, 2025, a number of parties have challenged the legality of the LDT regulation in a federal district court. That court held a hearing on this matter on February 19, 2025, and is expected to issue a ruling soon.
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
Disruptions at the FDA, the SEC and other government agencies, including from government shutdowns, funding shortages, global health concerns, personnel losses, regulatory reform or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new drug candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Further, while the FDA’s review of NDAs and other applications is funded through the user fee program established under PDUFA, the Trump Administration has indicated that it will be reviewing that program and its implementation.
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
In addition, disruptions may result from events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.
There is also substantial uncertainty as to how measures being implemented by the new Trump Administration across the government will impact the FDA, CMS and other federal agencies with jurisdiction over our activities. For example, since taking office, President Trump has issued a number of executive orders, which could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include E.O. 14192,

“Unleashing Prosperity Through Deregulation,” January 31, 2025; E.O. 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and E.O. 14219, Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency” Deregulatory Initiative,” February 21, 2025.
If these or other orders or executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, the loss of FDA personnel could lead to further disruptions and delays in FDA review and oversight of our product candidates. Similarly, efforts by the new administration to substantially reduce or delay research funding by the National Institutes of Health of medical research could have substantial direct or indirect impacts on our research activities.
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
The FDA may not approve an ANDA for a generic product until any applicable period of regulatory exclusivity for the reference listed drug has expired. The FDCA provides a period of five years of regulatory exclusivity for a new drug containing a new chemical entity. Specifically, in cases where such exclusivity has been granted, an ANDA may not be submitted to the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference listed drug is either invalid or will not be infringed by the generic product, in which case the sponsor may submit its application four years following approval of the reference listed drug.
Generic drug manufacturers may seek to launch generic products following the expiration of any applicable regulatory exclusivity period we obtain if our products are approved, even if we still have patent protection for such products. Competition that our product could face from generic versions of our product could materially and adversely affect our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we have made in the drug candidate.
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
Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019 Further, on June 17, 2021, the U.S. Supreme Court dismissed an action challenging the PPACA after finding that the plaintiffs did not have standing to challenge the constitutionality of the law. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.
During the first Trump Administration, the Congress and administration sought to overturn the ACA and related measures. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders (e.g., EO 14009, Strengthening Medicaid and the Affordable Care Act, and EO 14070, Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage) where were designed to further implement the ACA. We anticipate similar efforts to change the ACA, and the accompanying uncertainty, for the foreseeable future.
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
The prices of prescription pharmaceuticals have been the subject of considerable discussion in the United States. There have been U.S. Congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid.
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states have passed laws allowing for the importation of drugs from Canada. Two states have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2024, five states had submitted Section 804 Importation Program proposals to the FDA and, on January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.
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
On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap and it replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). In addition, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.
The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. Thereafter, following the change in administrations, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.
In addition, we will need to carefully navigate the IRA and its provisions governing orphan drugs. Specifically, the IRA includes a provision, known as the orphan drug exclusion, that excludes from price negotiations those orphan drugs that have been designated for only one rare disease or condition and for which the only approved indication (or indications) is for such disease or condition. Thus, as CMS stated in final guidance in July 2023, a drug or biologic that is designated for more than one rare disease or condition will not qualify for the orphan drug exclusion, even if the drug or biologic is not approved for any indications for the additional diseases or conditions. While there is Congressional support for expanding the orphan drug exclusion to include orphan drugs with more than one approved indication, no legislation has been enacted. Accordingly, if one of our product candidates is designated and approved as an orphan drug for one disease or condition, and we subsequently receive approval of that product for a different disease or condition, the product will no longer be excluded from the IRA price negotiation provision under the orphan drug exclusion and that could impact our revenues and business.
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
On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drug candidates or additional pricing pressures. This may be increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.
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
In addition to California, at least 18 other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits creates potential risk for our business.
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
Changes in U.S. and international trade policies, particularly with respect to China and Canada, may adversely impact our business and operating results.
We rely on third party contract manufacturing organizations, or CMOs, to produce our product candidate. One of our CMOs has a Chinese subcontractor that produces regulatory starting materials. Another CMO operates in Canada and produces our drug product. The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions. Recently both China and Canada have each imposed tariffs indicating the potential for further trade barriers. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry. Sustained uncertainty about, or the further escalation of, trade and political tensions could result in a disadvantageous manufacturing environment in China and Canada. Any unfavorable government policies on international trade, such as capital controls or tariffs, or export controls, may increase the cost of manufacturing of our product candidate, and may affect the import of raw materials and drug product used in our preclinical and clinical studies from China, Canada, or other countries.

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
Our internal computer systems, or those of any collaborators or contractors or consultants, may fail or suffer security breaches or other cyber incidents, which could result in a material disruption of our product development program.
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
We are subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal information of our employees. In addition, outside parties have in the past penetrated, and may in the future penetrate, our systems or those of our vendors or fraudulently induce our employees or employees of our vendors to disclose sensitive information to an unintended recipient or to gain access to our data. Like other companies, we have experienced, and may in the future experience, threats to our data and systems, including malicious codes and viruses, phishing, and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our security or that of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose business and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely.
RISKS RELATING TO OUR COMMON STOCK
If we fail to meet the requirements for continued listing on the Nasdaq Capital Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.
Our common stock is currently listed on the Nasdaq Capital Market. We are required to meet specified requirements to maintain our listing on the Nasdaq Capital Market, including a minimum bid price of $1.00 per share for our common stock and standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. In the past we have, from time to time, received deficiency letters from Nasdaq as a consequence of our failure to satisfy such requirements. On February 21, 2025, we received a deficiency letter from Listing Qualifications Department of Nasdaq notifying us that the market value of our listed securities had closed for the last 30 consecutive business days below the minimum $35,000,000 requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2), or Minimum MVLS Requirement. We have 180 calendar days, or until August 20, 2025, or Compliance Period, to regain compliance with the Minimum MVLS Requirement. In order to regain compliance, the market value of our listed securities must close at $35,000,000 or more for a minimum of ten consecutive business days. If we do not regain compliance within the Compliance Period, we will receive written notification that our securities are subject to delisting from the Nasdaq Capital Market. There can be no assurance that we can regain, or maintain in the future, compliance with the Nasdaq continued listing requirements.
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
Future sales of shares of our common stock, including by us, employees and large stockholders, including pursuant to our 2024 Sales Agreement with Cantor and JonesTrading could result in dilution to our stockholders and negatively affect our stock price.
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
In addition, we may offer and sell up to $100.0 million shares of common stock registered under our universal shelf registration statement on Form S-3 pursuant to our 2024 Sales Agreement with Cantor and JonesTrading, in one or more “at-the-market” offerings. We have sold 188,316 shares under our 2024 Sales Agreement, representing gross proceeds of $1.2 million during the year ended December 31, 2024. The extent to which we continue to utilize the 2024 Sales Agreement with Cantor and JonesTrading as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions and other restrictions and the extent to which we are able to secure funds from other sources.
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
Our Audit Committee of the Board of Directors, or the Audit Committee, is responsible for overseeing cybersecurity risk and periodically updates our Board of Directors on such matters. The Audit Committee receives periodic updates from management, including our head of information technology, regarding cybersecurity matters, and is notified between such updates regarding any significant new cybersecurity threats or incidents. We do not believe that there are currently any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have material affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.
Management is responsible for the operational oversight of company-wide cybersecurity strategy, policy, and standards. Our head of information technology, who has 25 years of information technology management experience, reports to our chief financial officer, oversees and manages the day-to-day functions of our cybersecurity risks, and works with an incident response team to evaluate security and privacy incidents and the implementation of appropriate actions.
In an effort to deter and detect cyber threats, we annually provide all employees with cybersecurity and prevention training, which covers timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, and mobile security, and educate employees on the importance of reporting all incidents immediately. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.
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
Holders.    On March 27, 2025, there were 99 holders of record of our common stock. The number of record holders may not be representative of the number of beneficial owners because many of the shares of our common stock are held by depositories, brokers or other nominees.
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

Issuer Purchases of Equity Securities.    None.
Unregistered Sales of Equity Securities.    During the period covered by this Annual Report on Form 10-K, we did not issue any unregistered equity securities other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.
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

Overview
Emavusertib
We are a biotechnology company focused on the development of emavusertib (CA-4948), an orally available, small molecule inhibitor of Interleukin-1 receptor associated kinase, or IRAK4. IRAK4 plays an essential role in the toll-like receptor, or TLR, and interleukin-1 receptor, or IL-1R, signaling pathways, which are frequently dysregulated in patients with cancer. TLRs and the IL-1R family signal through the adaptor protein Myeloid Differentiation Primary Response Protein 88, which results in the assembly and activation of IRAK4, initiating a signaling cascade that induces cytokine and survival factor expression mediated by the NF-κB protein complex. Many B-cell leukemias and lymphomas are associated with constitutive activation of the NF-κB protein complex, which contributes to these cancers' proliferation and survival. The B-cell receptor, or BCR, and TLR pathways drive NF-κB activation. Preclinical studies have demonstrated that targeting both the BCR and TLR pathways is more synergistic than targeting either pathway alone. Similarly, preclinical studies targeting IRAKi in combination with FMS‐like tyrosine kinase 3, or FLT3, have demonstrated the ability to overcome the adaptive resistance incurred when targeting FLT3 alone. In acute myeloid leukemia, or AML, patient derived xenografts, emavusertib has shown monotherapy anti-tumor activity as well as synergy with both azacitidine and venetoclax. In the clinic, emavusertib has shown anti-tumor activity across a broad range of hematologic malignancies, including monotherapy activity in AML, particularly those with a FLT3 mutation. In non-Hodgkin's lymphoma patients, particularly in primary central nervous system lymphoma, or PCNSL, emavusertib has shown anti-tumor activity in combination with a Bruton Tyrosine Kinase, or BTK, inhibitor.
TakeAim Lymphoma
Emavusertib is currently undergoing testing in combination with ibrutinib, a BTK inhibitor, in a Phase 1/2 open-label, single arm expansion trial in patients with relapsed or refractory, or R/R, PCNSL (CA-4948-101, NCT03328078), also known as the TakeAim Lymphoma Phase 1/2 study. In June 2022 and December 2023, we provided preliminary clinical data for patients with various hematological malignancies in the combination portion of the ongoing TakeAim Lymphoma Phase 1/2 study. In December 2023, we provided clinical and safety data of emavusertib in combination with ibrutinib in several non-Hodgkin's lymphoma subtypes, including PCNSL patients. In July and December 2024, emavusertib was granted Orphan Drug Designation by the European Commission and the U.S. Food and Drug Administration, or FDA, respectively, for the treatment of patients with PCNSL. In September 2024 and March 2025, we provided additional clinical data of emavusertib in combination with ibrutinib in R/R PCNSL. We expect additional data from this study in the fourth quarter of 2025.
In March 2025, we announced that we had completed productive meetings with both the European Committee for Medicinal Products for Human Use, or CHMP, and the FDA on the suitability of using the ongoing TakeAim Lymphoma Phase 1/2 study to support a potential accelerated regulatory path for a Conditional Marketing Authorization, or CMA, submission in Europe and a New Drug Application, or NDA, submission in the U.S.
For submission in Europe, we engaged CHMP for scientific advice on the potential for CMA submission, with the following feedback:
•Current, single-arm, study could support a CMA;
•Primary endpoint of Overall Response Rate, or ORR, for a single-arm study is supported;
•45 patients may be sufficient to support a CMA, assuming compelling and consistent results;
•Due to the rarity of disease the proposed size of the safety database may be acceptable and will be a review issue for CMA; and
•Contribution of effect of each of emavusertib and ibrutinib as well as the emavusertib/ibrutinib combination in a BTKi-naïve population is required for CMA.
For submission in the U.S., we discussed with FDA the potential for an NDA submission for Accelerated Approval based on the lack of approved treatments, with the following feedback:
•Current, single-arm, study could support a submission for Accelerated Approval;
•ORR, supported by adequate duration of response, could be acceptable for Accelerated Approval;
•The number of patients needed to support safety and efficacy is a review issue, which is part of the NDA submission process; and
•An analysis of 100 mg vs 200 mg emavusertib dosing and contribution of effect of emavusertib, ibrutinib, and the emavusertib/ibrutinib combination in a BTKi-naïve population is required prior to NDA submission.
Both the CHMP and FDA encouraged us to continue discussions to align on the confirmatory study design, which is required prior to the CMA or NDA submission.
TakeAim Leukemia
In addition to the TakeAim Lymphoma Phase 1/2 study, emavusertib is currently undergoing testing in a Phase 1/2 open-label, single arm expansion trial in patients with R/R AML and high-risk myelodysplastic syndromes (CA-4948-102, NCT04278768), also known as the TakeAim Leukemia Phase 1/2 study. In January and December 2022, July and December 2023, and May and December 2024, we presented clinical data for patients from the ongoing TakeAim Leukemia Phase 1/2 study. Enrollment in the TakeAim Leukemia study is substantially complete.

AML Triplet Study
We have initiated a Phase 1 clinical study of emavusertib as an add-on agent to the combination of azacitidine and venetoclax in AML (CA-4948-104, 2023-505828-58), which we refer to as the AML Triplet study. The AML Triplet study is currently being conducted in Spain, Germany, and Italy. The study is assessing the safety and tolerability of different dosing regimens of emavusertib in the triple combination in patients who achieved a complete remission on venetoclax and azacitidine, while remaining positive for minimal residual disease. To date, the trial has enrolled the first dosing cohort of emavusertib in combination with azacitidine and venetoclax. All patients in this cohort tolerated the triple regimen well, with no unexpected adverse events. As a result, the external Clinical Safety Review Committee recommended to escalate to the next dosing cohort, and enrollment for this cohort is currently ongoing.
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
In January 2015, we entered into an exclusive collaboration agreement with Aurigene Discovery Technologies Limited, or Aurigene, which was amended in September 2016, February 2020, and September 2024, for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology worldwide, except for India and Russia, which are territories retained by Aurigene. We currently have licensed the IRAK4 (including emavusertib), PD1/TIM3, and the immuno-oncology programs under the Aurigene collaboration.
Liquidity and Events that Raise Substantial Doubt About Our Ability to Continue as a Going Concern
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, royalties and research and development funding from our corporate collaborators, and the monetization of certain royalty rights. We have never been profitable on an annual basis and had an accumulated deficit of $1.2 billion as of December 31, 2024. For the year ended December 31, 2024, we incurred a net loss of $43.4 million and used $39.6 million of cash in operations. We expect to continue to generate operating losses in the foreseeable future. In March 2025, we completed a registered direct offering and concurrent private placement for net proceeds of approximately $9.0 million. We expect these available cash resources, together with the proceeds from the March 2025 offering, to fund our existing operations into the fourth quarter of 2025. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our current cash and cash equivalents are not expected to fund our operations beyond 12 months from the date of filing this Annual Report on Form 10-K. We will require substantial additional funds in the immediate term to maintain our research and development program and support operations. See “Risk Factors – We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.”, “Liquidity and Capital Resources—Funding Requirements” below and Note 1, “Nature of Business,” to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.
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
Our Collaborations and License Agreements
Our current collaborations and license agreements are summarized below and detailed in the Business section of this Annual Report on Form 10-K. See "Item 1. Business—Our Collaborations and License Agreements."
Aurigene
Our exclusive collaboration agreement, as amended, with Aurigene provides for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and selected precision oncology targets. As of December 31, 2024, we have licensed the IRAK4, PD1/TIM3, and the immuno-oncology programs under the Aurigene collaboration, including emavusertib.
Under the collaboration agreement, as amended, Aurigene granted us an option to obtain exclusive, royalty-bearing licenses to relevant Aurigene technology to develop, manufacture and commercialize products containing certain of such compounds anywhere in the world, except for India and Russia, which are territories retained by Aurigene.
For each of the current licensed programs, we have remaining unpaid or unwaived payment obligations of $42.5 million per program, related to regulatory approval and commercial sales milestones, plus specified additional payments for approvals for additional indications, if any.
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
In addition to the contingent cash milestone payments, our wholly owned subsidiary, Curis Royalty, LLC, or Curis Royalty, is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5% based upon global Erivedge sales by Roche and Genentech. We recognized $10.9 million of royalty revenue from Genentech’s net sales of Erivedge during the year ended December 31, 2024.
Financial Operations Overview
General.    Our future operating results will largely depend on the progress of emavusertib. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the cost and outcome of any preclinical development or clinical trials then being conducted. For a discussion of our liquidity and funding requirements, see “Liquidity and Events that Raise Substantial Doubt About Our Ability to Continue as a Going Concern” and “Liquidity and Capital Resources – Funding Requirements”.
Liability Related to the Sale of Future Royalties.   In March 2019, we and our wholly owned subsidiary, Curis Royalty LLC, or Curis Royalty, entered into the royalty interest purchase agreement, or the Oberland Purchase Agreement, with entities managed by Oberland Capital Management, LLC, or the Purchasers, and Lind SA LLC, as collateral agent for the Purchasers, or Agent. Pursuant to the Oberland Purchase Agreement, the Purchasers acquired the rights to a portion of certain royalty and royalty-related payments excluding a portion of non-U.S. royalties retained by Curis Royalty, referred to as the Purchased Receivables, owed by Genentech under our collaboration agreement with Genentech. Upon closing of the Oberland Purchase Agreement, Curis Royalty received proceeds of $65.0 million from the Purchasers, approximately $33.8 million of which was used to pay off the remaining loan principal under the credit agreement with HealthCare Royalty Partners III, L.P., or HealthCare Royalty, and $3.7 million of which was used to pay transaction costs, including $3.4 million to HealthCare Royalty in accrued and unpaid interest and prepayment fees under the loan, resulting in net proceeds of $27.5 million. Curis Royalty will also be entitled to receive milestone payments of $53.5 million if the Purchasers receive payments pursuant to the Oberland Purchase Agreement in excess of $117.0 million on or prior to December 31, 2026, which milestone payments may each be paid, at the option of the Purchasers, in a lump sum in cash or out of the Purchaser’s portion of future payments under the Oberland Purchase Agreement.
Revenue.    We do not expect to generate any revenues from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including royalty payments. We recognize royalty revenues related to Genentech’s sales of Erivedge and we expect to continue to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. However, a significant portion of our royalty and royalty-related revenues under our collaboration with Genentech will be paid to the Purchasers, pursuant to the Oberland Purchase Agreement. The Oberland Purchase Agreement will terminate upon the earlier to occur of (i) the date on which Curis Royalty’s rights to receive the Purchased Receivables owed by Genentech under the Genentech collaboration agreement have terminated in their entirety or (ii) the date on which payment in full of the Put/Call Price is received by the Purchasers pursuant to the Purchasers’ exercise of their put option or Curis Royalty’s exercise of its call right. For additional information regarding the Oberland Purchase Agreement, see Note 8, “Liability Related to the Sale of Future Royalties,” to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
•other outside service costs including regulatory costs and costs for contract manufacturing;
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
Accrued Research and Development

We have entered into various agreements with contract research organizations, or CROs, contract manufacturing organizations, or CMOs, and other service providers. Our research and development accruals are estimated based on the level of services performed, progress of the studies, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets and other assets until the services are rendered. To date, our estimated accruals have not differed materially from actual costs incurred.
Results of Operations (all amounts rounded to the nearest thousand)
Years Ended December 31, 2024 and December 31, 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and December 31, 2023:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2024	2023
Revenues, net	$10,908	$10,023	9%
Costs and Expenses:
Cost of royalties	98	212	(54)%
Research and development	38,562	39,496	(2)%
General and administrative	16,790	18,647	(10)%
Other income	1,153	919	25%
Net loss	$(43,389)	$(47,413)	(8)%
Revenues, net
Revenues, net increased by $0.9 million, or 9%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Revenues, net are primarily comprised of royalties on net sales of Erivedge.
Cost of royalties
Cost of royalties is comprised of amounts due to third party university patent licensors in connection with Genentech and Roche's Erivedge net sales.
Research and Development Expenses.
Research and development expenses are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2024	2023
Direct research and development expenses	$22,246	$23,078	(4)%
Employee related costs	14,499	14,330	1%
Facility related costs	1,817	2,088	(13)%
Total research and development expenses	$38,562	$39,496	(2)%
Research and development expense decreased by $0.9 million or 2%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was primarily attributable to lower clinical and consulting costs, partially offset by higher manufacturing costs.
We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance emavusertib, including clinical and preclinical development costs, manufacturing, and payments to our collaborators and/or licensors.

General and Administrative Expenses.
General and administrative expenses are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2024	2023
Employee related costs	$8,722	$9,171	(5)%
Professional, legal, and consulting costs	4,810	5,598	(14)%
Facility related costs	2,354	2,810	(16)%
Insurance costs	904	1,068	(15)%
Total general and administrative expenses	$16,790	$18,647	(10)%

General and administrative expenses decreased by $1.9 million, or 10%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was primarily attributable to lower consulting, legal, facility, insurance, and employee-related costs.
Other Income
Other income increased by $0.2 million, or 25%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was primarily attributable to a decrease in the expense related to the sale of future royalties partially offset by a decrease in interest income.
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
As of December 31, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $20.0 million, excluding our restricted cash, long-term of $0.5 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase. We maintain cash balances with financial institutions in excess of insured limits.

Equity Offerings
In February 2024, we entered into an amended and restated sales agreement, or the 2024 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, and JonesTrading Institutional Services LLC, or JonesTrading, to sell from time to time up to $100.0 million shares of our common stock through an “at-the-market offering” program under which Cantor and JonesTrading act as sales agents. We sold 188,316 shares under the 2024 Sales Agreement representing gross proceeds of $1.2 million during the year ended December 31, 2024.
In July 2023, we issued and sold, in a registered direct offering to certain institutional investors an aggregate of 920,488 shares of our common stock at a purchase price of $16.40 per share for net proceeds of approximately $13.8 million.
In October 2024, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we issued and sold: (i) in a registered direct offering, 2,398,414 shares of our common stock and (ii) in a concurrent private placement, warrants to purchase up to an aggregate of 2,398,414 shares of our common stock, or the Warrants, at an exercise price of $4.92 per share. We refer to the registered direct offering and concurrent private placement collectively as the October 2024 Offerings. The Warrants were exercisable immediately upon closing on October 30, 2024 and will expire five years following the issuance date. The combined purchase price for one share of common stock and the associated Warrant was $5.045. The net proceeds we received from the October 2024 Offerings were approximately $10.8 million, excluding the proceeds from any exercise of the Warrants.
In March 2025, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to sell and issue: (i) in a registered direct offering, 1,974,432 shares of our common stock and (ii) in a concurrent private placement, (a) in lieu of Shares to certain investors, unregistered pre-funded warrants to purchase up to an aggregate of 2,184,009 shares our common stock (the “Pre-Funded Warrants”), at an exercise price of $0.01 per share, and (b) unregistered warrants (the “Common Warrants” and together with the Pre-Funded Warrants, the “Unregistered Warrants”) to purchase up to an aggregate of 8,316,882 shares of our common stock, at an exercise price of $2.41 per share. Each Common Warrant will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares of Common Stock upon exercise of the Common Warrants and will have a term of five years from the date of issuance. Each Pre-Funded Warrant will be exercisable immediately upon issuance and continuing through and including the date the Pre-Funded Warrant is exercised in full. The combined purchase price for one share of our common stock and the associated Common Warrant is $2.41. The combined purchase price for one Pre-Funded Warrant and the associated Common Warrant is $2.40. The aggregate gross proceeds to the Company from the Offerings were approximately $10.0 million, before deducting fees payable to the placement agent, advisory fees and other estimated offering expenses payable by the Company, and excluding the proceeds from any exercise of the Unregistered Warrants.
Royalty Interest Purchase Agreement
In March 2019, we and Curis Royalty entered into the royalty interest purchase agreement, or the Oberland Purchase Agreement, with the Purchasers. We sold to the Purchasers rights to a portion of certain royalty and royalty-related payments excluding a portion of non-U.S. royalties retained by Curis Royalty, referred to as the Purchased Receivables, owed by Genentech under our collaboration agreement with Genentech.
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
The Oberland Purchase Agreement has default provisions, that if triggered, would require Curis Royalty to repurchase at a price, or the Put/Call Price, equal to 250% of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables.
Cash Flows from Operating Activities
Cash flows from operating activities consist of our net loss adjusted for various non-cash items and changes in operating assets and liabilities. Cash used in operating activities during 2024 and 2023 was $39.6 million and $38.4 million, respectively. Net cash used in operations increased $1.1 million in 2024 compared to 2023 due to timing of payments partially offset by decreased operating expenses.
Cash Flows from Investing Activities

Cash provided by investing activities in 2024 and 2023 was $29.4 million and $37.8 million, respectively. Cash provided by investing activities during both periods was primarily attributable to net investment activity from purchases and sales and maturities of short-term investments for the respective periods.
Cash Flows from Financing Activities
Cash provided by financing activities in 2024 and 2023 was $3.4 million and $7.6 million, respectively. Cash provided by financing activities in 2024 was primarily due to proceeds from the October 2024 Offerings and 2024 Sales Agreement, partially offset by payments related to the Oberland Purchase Agreement. Cash provided by financing activities in 2023 was primarily due to proceeds from the 2023 registered direct offering, partially offset by payments related to the Oberland Purchase Agreement.
Funding Requirements
We have incurred significant losses since our inception. As of December 31, 2024, we had an accumulated deficit of approximately $1.2 billion. We will require substantial funds in the immediate term to continue our research and development program and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for emavusertib as well as development candidates we have and continue to license under our collaboration with Aurigene. We will require substantial additional capital in the immediate term to fund the further development of emavusertib and our general and administrative costs. Moreover, our agreements with collaborators impose significant potential financial obligations on us.
In March 2025, we completed a registered direct offering and concurrent private placement for net proceeds of approximately $9.0 million. Based upon our current operating plan, we believe that our existing cash and cash equivalents of $20.0 million as of December 31, 2024, together with the proceeds from the March 2025 offering, should enable us to fund our existing operations into the fourth quarter of 2025. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our current cash and cash equivalents are not expected to fund our operations beyond 12 months from the date of filing this Annual Report on Form 10-K. See Note 1, “Risk Factors – We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.” and “Nature of Business,” to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern. Our resources are focused on emavusertib. If we are unable to obtain sufficient funding, we will be forced to delay, reduce in scope or eliminate our research and development program for emavusertib, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, emavusertib, which would adversely affect our business prospects and our ability to continue operations, and would have a negative impact on our financial condition and our ability to pursue our business strategies. We have faced and expect to continue to face substantial difficulty in raising capital. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us, or at all. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. Our failure to raise capital through a financing or strategic alternative as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to obtain sufficient capital, we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
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
Contractual Obligations
Our headquarters consist of office and laboratory space in Lexington, Massachusetts. We occupy approximately 31,112 feet of space. In addition to the base rent, we are responsible for our share of operating expenses and real estate taxes for a portion of the leased space, in accordance with the terms of the lease agreement. The future minimum lease payments and related obligations under the agreement are $4.1 million over 2.3 years. In addition, our cash commitments for outside service obligations are $1.1 million over 2.5 years.
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
ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Curis, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Curis, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Substantial Doubt about the Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and cash outflows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
External Research and Development Costs
As described in Note 2 to the consolidated financial statements, research and development costs are expensed as incurred. These expenses primarily include salaries and related expense for personnel, including stock-based compensation expense, external research and development costs, regulatory costs, facility costs, and certain payments made under collaboration agreements. The Company’s research and development expense for the year ended December 31, 2024 was $38.6 million, a significant portion of which relates to external research and development costs. Management recognizes external research and development costs based on an evaluation of the level of activity and services performed using information provided to the Company by its service providers. This process involves reviewing vendor invoices, open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed on the Company’s behalf, and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual costs.
The principal consideration for our determination that performing procedures relating to external research and development costs is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s external research and development costs.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing external research and development costs, on a sample basis, by obtaining and inspecting source documentation such as the underlying contractual agreements, purchase orders, invoices received, and information received from third-party service providers, where applicable.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 31, 2025

We have served as the Company's auditor since 2002.

CURIS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$19,997	$26,681
Short-term investments	—	29,653
Accounts receivable	3,349	2,794
Prepaid expenses and other current assets	3,039	1,780
Total current assets	26,385	60,908
Property and equipment, net	231	434
Restricted cash, long-term	544	544
Operating lease right-of-use asset	3,163	3,056
Other assets	1,960	3,358
Goodwill	8,982	8,982
Total assets	$41,265	$77,282
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,024	$3,172
Accrued liabilities	7,111	9,040
Current portion of operating lease liability	1,336	1,305
Current portion of liability related to sale of future royalties	7,556	8,504
Total current liabilities	19,027	22,021
Long-term operating lease liability	1,618	1,489
Liability related to the sale of future royalties, net	26,618	34,102
Total liabilities	47,263	57,612
Commitments and contingencies, Note 7
Stockholders’ equity:
Preferred stock, $0.01 par value—5,000,000 shares authorized, no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.01 par value—34,171,875 shares authorized, 8,487,818 shares issued and outstanding at December 31, 2024; 22,781,250 shares authorized, 5,894,085 shares issued and outstanding at December 31, 2023	85	59
Additional paid-in capital	1,233,716	1,215,792
Accumulated deficit	(1,239,799)	(1,196,410)
Accumulated other comprehensive gain (loss)	—	229
Total stockholders’ equity (deficit)	(5,998)	19,670
Total liabilities and stockholders’ equity (deficit)	$41,265	$77,282

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Years Ended December 31,
	2024	2023
Revenues, net	$10,908	$10,023
Operating expenses:
Cost of royalties	98	212
Research and development	38,562	39,496
General and administrative	16,790	18,647
Total operating expenses	55,450	58,355
Loss from operations	(44,542)	(48,332)
Other income:
Interest income	1,768	2,938
Expense related to the sale of future royalties	(615)	(2,019)
Total other income	1,153	919
Net loss	$(43,389)	$(47,413)
Net loss per common share (basic and diluted)	$(6.88)	$(8.96)
Weighted average common shares (basic and diluted)	6,306,284	5,293,294

Net Loss	$(43,389)	$(47,413)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(229)	415
Comprehensive loss	$(43,618)	$(46,998)

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
December 31, 2022	4,830,464	$48	$1,195,687	$(1,148,997)	$(186)	$46,552
Issuance of common stock in connection with 2023 Registered Direct, net of issuance costs	920,488	9	13,805	—	—	13,814
Stock-based compensation	—	—	6,000	—	—	6,000
Issuance of common stock under employee benefit plans, including restricted stock awards	149,633	2	300	—	—	302
Cancellation of restricted stock awards	(6,500)	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	415	415
Net loss	—	—	—	(47,413)	—	(47,413)
December 31, 2023	5,894,085	$59	$1,215,792	$(1,196,410)	$229	$19,670
Stock-based compensation	—	—	5,927	—	—	5,927
Issuance of common stock in connection with October 2024 Financings, net of issuance costs	2,398,414	24	5,948	—	—	5,972
Issuance of warrants in connection with October 2024 Financings, net of issuance costs	—	—	4,798	—	—	4,798
Issuance of shares in connection with 2024 Sales Agreement, net of issuance costs	188,316	2	1,110	—	—	1,112
Issuance of common stock under employee benefit plans, net of shares received to settle minimum tax obligation for vesting of restricted stock awards	11,378	—	141	—	—	141
Cancellation of restricted stock awards	(4,375)	—	—	—	—	—
Reclassification of accumulated gain on maturity of investments	—	—	—	—	(229)	(229)
Net loss	—	—	—	(43,389)	—	(43,389)
December 31, 2024	8,487,818	85	1,233,716	(1,239,799)	—	(5,998)
The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(43,389)	$(47,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	203	255
Non-cash lease expense	1,274	1,344
Stock-based compensation expense	5,927	6,000
Non-cash activity related to the sale of future royalties	154	(340)
Amortization of premiums and discounts on investments	(16)	(1,059)
Changes in operating assets and liabilities:
Accounts receivable	(555)	181
Prepaid expenses and other assets	139	405
Accounts payable and accrued and other liabilities	(2,077)	3,340
Operating lease liability	(1,223)	(1,147)
Total adjustments	3,826	8,979
Net cash used in operating activities	(39,563)	(38,434)
Cash flows from investing activities:
Purchases of investments	(18,098)	(70,340)
Sales and maturities of investments	47,540	108,126
Net cash provided by investing activities	29,442	37,786
Cash flows from financing activities:
Proceeds from issuance of common stock and Warrants, net of issuance costs	12,023	14,117
Payment of liability of future royalties, net of imputed interest	(8,586)	(6,537)
Net cash provided by financing activities	3,437	7,580
Net increase (decrease) in cash and cash equivalents and restricted cash	(6,684)	6,932
Cash and cash equivalents and restricted cash, beginning of period	27,225	20,293
Cash and cash equivalents and restricted cash, end of period	$20,541	$27,225
Supplemental cash flow data:
Issuance costs in accounts payable	50	—
Cash paid for interest	461	2,359
Increase in right-of-use assets and operating lease liabilities resulting from lease modification	(1,383)	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	19,997	26,681
Restricted cash, long-term	544	544
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$20,541	$27,225

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
The Company will require substantial funds in the immediate term to maintain its research and development program and support operations. The Company has incurred losses and cash outflows from operations since its inception. The Company had an accumulated deficit of approximately $1.2 billion as of December 31, 2024 and incurred a net loss of $43.4 million and used $39.6 million of cash in operations for the year ended December 31, 2024. The Company expects to continue to generate operating losses in the foreseeable future.
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has concluded there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued. Based on the Company's $20.0 million of existing cash and cash equivalents at December 31, 2024, recurring losses and cash outflows from operations since inception, an expectation of continuing losses and cash outflows from operations for the foreseeable future and the need to raise additional capital to finance the Company's future operations, the Company concluded it does not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Annual Report on Form 10-K. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.
The Company plans to seek additional funding through a number of potential avenues, including private or public equity financings, collaborations, or other strategic transactions. The Company has faced and expects to continue to face substantial difficulty in raising capital. The Company may not be able to obtain funding on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of its control, and it may be unable to raise financing when needed, or on terms favorable to the Company. If necessary funds are not available, the Company will have to delay, reduce the scope of, or eliminate its development of emavusertib, potentially delaying the time to market for or preventing the marketing of emavusertib, which would have a material adverse effect on the Company’s operations and future prospects. If the Company is unable to obtain sufficient capital, the Company would be unable to fund its operations and may be required to evaluate alternatives, which could include dissolving and liquidating its assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when the Company would otherwise exhaust its cash resources. If the Company decides to dissolve and liquidate its assets or to seek protection under the bankruptcy laws, it is unclear to what extent the Company would be able to pay its obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
(2)Summary of Significant Accounting Policies
(a)Basis of Presentation and Principles of Consolidation
The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”) and include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Company’s Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. In accordance with FASB ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has concluded there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.
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
The Company classified $0.5 million of its cash as restricted cash, long-term as of both December 31, 2024 and 2023. These amounts represent the security deposit associated with the Company's Lexington, Massachusetts headquarters.
The Company’s short-term investments were marketable debt securities with original maturities of greater than three months from the date of purchase, but less than twelve months from the balance sheet date. Marketable securities consisted of commercial paper, corporate bonds and notes, and/or government obligations. All of the Company’s investments were designated available-for-sale and are stated at fair value. Unrealized gains and losses on investments are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses, dividends and interest income are included in other income in the period during which the securities are sold. Any premium or discount arising at purchase is amortized and/or accreted to interest income. As of December 31, 2024, all of the Company's investments have matured.
(d)Concentrations and Significant Customer Information
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
The Company's operations are located entirely within the U.S. The Company's focus is primarily on the development of emavusertib, a small molecule IRK4 inhibitor. The Company's customer, Genentech, accounted for 100% and 99% of the total gross revenues for the years ended December 31, 2024 and 2023, respectively.
The Company’s accounts receivable at December 31, 2024 and December 31, 2023 represents amounts due from royalties earned on sales of Erivedge by Genentech and Roche.
The Company relies on third parties to manufacture and supply emavusertib. In addition, there are a small number of suppliers for certain raw materials that the Company uses to manufacture emavusertib.

(e)Long-Lived Assets Other than Goodwill
    Long-lived assets other than goodwill consist of property and equipment. The Company applies the guidance in FASB Codification Topic 360-10-05, Impairment or Disposal of Long-Lived Assets. If it were determined that the carrying value of the Company’s other long-lived assets might not be recoverable based upon the existence of one or more indicators of impairment, the Company would measure for impairment. Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not recognize any material impairment charges for the years ended December 31, 2024 or December 31, 2023.
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
(h)Goodwill
The Company had goodwill of $9.0 million as of both December 31, 2024 and 2023. The Company applies the guidance in the FASB Codification Topic 350, Intangibles—Goodwill and Other. The Company performs its annual goodwill assessment as of December 31. As part of its annual goodwill assessment, the Company determined (1) it operates as a single reporting unit and (2) the fair value of the Company exceeded the carrying value of its net assets. Accordingly, no goodwill impairment was recognized for each of the years ended December 31, 2024 and 2023, and there have been no cumulative impairments.
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
(j)Research and Development
The Company expenses research and development costs as they are incurred. Research and development expense primarily consists of costs incurred to discover, research and develop emavusertib. These expenses primarily include: (1) salaries and related expenses for personnel, including stock-based compensation expense; (2) external research and development costs, including amounts paid to clinical centers, clinical research organizations and consultants, costs of contract manufacturing, and the cost of companion drugs; (3) regulatory costs; (4) facility costs; and (5) certain payments that we make under the Company's collaboration agreements. Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.
(k)External Research and Development Costs
The Company has entered into various research and development contracts with clinical research organizations, clinical manufacturing organizations, and other service providers both inside and outside of the United States. These agreements are generally cancellable. The Company recognizes external research and development costs based on an evaluation of the level of activity and services performed, using information provided to the Company by its service providers. This process involves reviewing vendor invoices, open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed on the Company’s behalf, and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual costs.
(l)Basic and Diluted Loss per Common Share
Basic and diluted net losses per share were determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for all periods presented. Antidilutive securities consist of stock options outstanding of 1,160,251 and 840,880 as of December 31, 2024 and 2023, respectively, unvested restricted stock awards of 40,137 and 110,500 as of December 31, 2024 and 2023, respectively and warrants of 2,398,414 as of December 31, 2024.
(m)Stock-Based Compensation
The Company accounts for stock-based compensation transactions using a grant-date fair-value based method under FASB Codification Topic 718, Compensation-Stock Compensation.
The Company measures compensation cost for stock-based compensation at fair value and recognizes the expense as compensation expense over the period that the recipient is required to provide service in exchange for the award, which generally is the vesting period. The fair value for restricted stock awards is based on the closing share price of the Company's common stock on the date of grant. The Company uses the Black-Scholes option pricing model to measure the fair value of stock options. This model requires estimates related to the award’s expected life and future stock price volatility of the underlying equity security. Actual compensation expense recognized over the vesting period will only be for those shares that vest.
The expected volatility is based on the annualized daily historical volatility of the Company’s stock price for a time period consistent with the expected term of each grant. Management believes that the historical volatility of the Company’s stock price best represents the future volatility of the stock price. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the expected term of the respective grant. The expected term is based on historical data. The Company has not historically paid cash dividends, and does not expect to pay cash dividends in the foreseeable future.
(n)Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses arising during the period on available-for-sale securities.
(o)Segment Reporting

The Company has determined that it operates in a single reportable segment, which is the research and development of innovative drug candidates for the treatment of human cancer. See Note 14, Segment Information.
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
(q)Warrants
The Company accounts for warrants to purchase shares of its common stock in accordance with the guidance in FASB Codification Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and FASB Codification Topic 815, Derivatives and Hedging (“ASC 815”). The Company classifies warrants issued for the purchase of shares of its common stock as either equity or liability instruments based on an assessment of the specific terms and conditions of the contract. The assessment considers whether the warrants are freestanding financial instruments or embedded in a host instrument, and whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815. For warrants that meet all of the criteria for equity classification, the warrants are recorded as a component of equity without subsequent remeasurement at the time of issuance.
(r)New Accounting Pronouncements
Recently Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The Company adopted this ASU for the fiscal year beginning January 1, 2024. See Note 14, Segment Information.
Issued, Not Yet Adopted
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
In November 2024, the FASB issued ASU-2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. The ASU requires additional disclosures of the nature of the expenses included in the income statement, including disaggregation of the expense captions presented on the Consolidated Statements of Operations into specific categories. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027 and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the Consolidated Financial Statement disclosures.

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
In accordance with the fair value hierarchy, the following tables show the fair value as of December 31, 2024 and 2023 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
(in thousands)
As of December 31, 2024
Assets:
Cash equivalents:
Money market funds	$17,201	$—	$—	$17,201
Total	$17,201	$—	$—	$17,201

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
(in thousands)
As of December 31, 2023
Assets:
Cash equivalents:
Money market funds	$16,780	$—	$—	$16,780
U.S. treasury securities and government agency obligations	—	4,735	—	4,735
Corporate debt securities and commercial paper	—	2,021	—	2,021
Short-term investments:
Corporate debt securities and commercial paper	—	12,996	—	12,996
U.S. treasury securities and government agency obligations	—	16,657	—	16,657
Total	$16,780	$36,409	$—	$53,189

(4)Investments
As of December 31, 2024, all of the Company's investments have matured.
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
No credit losses on available-for-sale securities were recognized during the year ended December 31, 2023. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. As of December 31, 2024, all of the Company's investments have matured.
As of December 31, 2023, the Company held no investments that have been in a continuous unrealized loss position for 12 months or longer.
(5)Property and Equipment, Net
Property and equipment consisted of the following:

	December 31,
(in thousands)	2024	2023
Laboratory equipment, computers and software	$77	$1,140
Leasehold improvements	257	257
Office furniture and equipment	910	1,028
	1,244	2,425
Less—Accumulated depreciation and amortization	(1,013)	(1,991)
Property and equipment, net	$231	$434
Depreciation and amortization expense related to property and equipment was $0.2 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively.
(6)Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2024	2023
Employee related costs	$3,255	$3,701
Research and development costs	3,049	4,163
Professional and legal fees	771	1,059
Other	36	117
Total	$7,111	$9,040
(7)Leases and Commitments
(a)Operating Leases
The Company has a single lease for real estate, including laboratory and office space, and certain equipment, located at 128 Spring Street in Lexington, Massachusetts which commenced on May 1, 2020.

A portion of the Company’s leased space is subject to an early termination option that becomes effective on the lease commencement date of a new lease for larger premises within the landlord’s commercial real estate portfolio. The landlord had the option to early terminate the lease agreement by providing written notice to the Company eighteen months prior to December 31, 2025, or by June 30, 2024. The Company previously expected the lease to end as of December 31, 2025, and the Company no longer expects the lease to end early, which was accounted for as a lease modification. The lease will expire on April 30, 2027. During the year ended December 31, 2024, the Company recognized an increase of $1.4 million to the lease liability and right-of-use asset as a result of the lease modification.
The discount rate associated with the Company’s right-of-use asset is 10%. The total cash obligation for the base rent over the seven-year term of this lease is approximately $10.5 million, of which $1.5 million was paid during the year ended December 31, 2024.
The Company's lease is an operating lease. The following table summarizes the presentation in the Company's Consolidated Balance Sheet for the operating lease:

	December 31,
(in thousands)	2024	2023
Assets:
Operating lease right-of-use asset	$3,163	$3,056

Liabilities:
Operating lease liability - short-term	$1,336	$1,305
Operating lease liability - long-term	1,618	1,489
Total operating liability	$2,954	$2,794
The following table summarizes the effect of lease costs in our Consolidated Statements of Operations and Comprehensive Loss:

	For the Year Ended December 31,
(in thousands)	2024	2023
Operating lease cost
Research and development	$844	$483
General and administrative	722	1,182
Total	$1,566	$1,665
The Company’s lease payments through the end of the expected lease term are expected to be as follows:

Year Ending December 31,	(in thousands)
2025	1,558
2026	1,287
2027	433
Total lease payments	$3,278
Less: interest	324
Present value of operating lease liabilities	$2,954
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
The Oberland Purchase Agreement provides that after the occurrence of an event of default as defined under the security agreement by Curis Royalty, the Purchasers shall have the option, for a period of 180 days, to require Curis Royalty to repurchase a portion of certain royalty and royalty related payments, excluding a portion of non-U.S. royalties retained by Curis Royalty ("Purchased Receivables"), at a price (the "Put/Call Price") equal to 250% of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. The Company concluded the put option is an embedded derivative that requires bifurcation from the deferred royalty obligation and evaluates the fair value of the put option each reporting period. The estimated fair value of the put option is immaterial as of both December 31, 2024 and 2023. Additionally, Curis Royalty shall have the option at any time to repurchase the Purchased Receivables at the Put/Call Price as of the date of such repurchase. No events of default occurred as of December 31, 2024.
As a result of the obligation to pay future royalties to the Purchasers, the Company recorded the proceeds as a liability on its Consolidated Balance Sheets. It accounts for the liability and interest expense using the interest method over the expected life of the Oberland Purchase Agreement. As a result, the Company imputes interest on the transaction and records imputed interest expense at the estimated interest rate. The Company's estimate of the interest rate under the Oberland Purchase Agreement is based on the amount of royalty payments expected to be received by the Purchasers over the life of the Oberland Purchase Agreement. The projected amount of royalty payments expected to be paid to the Purchasers involves the use of significant estimates and assumptions with respect to the revenue growth rate in the Company's projections of sales of Erivedge. The Company periodically assesses the expected royalty payments to Curis Royalty from Genentech using a combination of historical results and forecasts from market data sources. To the extent such payments are greater or less than its estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liability.
The Company determined the fair value of the liability related to the sale of future royalties at the time of the Oberland Purchase Agreement to be $65.0 million. The Company uses the prospective method to impute interest on this obligation. Under the prospective method, the current effective annual imputed interest rate is 6.2% as of December 31, 2024. The carrying value of the liability related to the sale of future royalties approximates fair value as of December 31, 2024. The Company incurred $0.6 million of transaction costs in connection with the Oberland Purchase Agreement. These transaction costs will be amortized to imputed interest expense over the estimated term of the Oberland Purchase Agreement.

The following table shows the activity with respect to the liability related to the sale of future royalties during the years ended December 31, 2023 and 2024:

(in thousands)
Carrying value of liability related to the sale of future royalties at January 1, 2023	$49,483
Imputed interest expense	2,138
Other	(119)
Less: payments to the Purchasers	(8,896)
Carrying value of liability related to the sale of future royalties at December 31, 2023	$42,606
Imputed interest expense	559
Other	56
Less: payments to the Purchasers	(9,047)
Carrying value of liability related to the sale of future royalties at December 31, 2024	$34,174
The Company has revised the balance sheet classification of the liability related to the sale of future royalties, net to adjust for an immaterial reclassification of the presentation of this liability between long term and short term. A summary of adjustments as of December 31, 2023 are as follows:

	As Previously reported	Adjustment	As Revised
December 31, 2023
Current portion of liability related to sale of future royalties	—	8,504	8,504
Liability related to sale of future royalties, net	42,606	(8,504)	34,102
The revisions increased total current liabilities by the amounts noted above and have no impact on total liabilities for any of the periods presented. The revisions did not impact the Consolidated Statement of Operations and Comprehensive Loss, the Consolidated Statement of Cash Flows, or the Consolidated Statement of Stockholders' Equity (Deficit).
(9)Common Stock
(a)Charter Amendments
In September 2023, the Company's stockholders approved an increase to the number of authorized shares of its common stock from 11,390,625 shares to 22,781,250 shares.
In May 2024, the Company's stockholders approved an increase to the number of authorized shares of its common stock from 22,781,250 shares to 34,171,875 shares.
(b)Sales Agreement with Cantor Fitzgerald & Co. and JonesTrading Institutional Services LLC
In February 2024, the Company entered into an amended and restated sales agreement with Cantor Fitzgerald & Co. (“Cantor”) and JonesTrading Institutional Services LLC (“JonesTrading”) (the “2024 Sales Agreement”). Pursuant to the 2024 Sales Agreement, the Company can sell from time to time up to $100.0 million shares of the Company’s common stock through an “at-the-market offering” program under which Cantor and JonesTrading act as sales agents. Subject to the terms and conditions of the 2024 Sales Agreement, Cantor and JonesTrading can sell the common stock by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended.
Pursuant to the terms of the 2024 Sales Agreement, the aggregate compensation payable to each of Cantor and JonesTrading is 3% of the gross proceeds from sales of the common stock sold by Cantor or JonesTrading, as applicable. The Company sold 188,316 shares of common stock under the 2024 Sales Agreement representing gross proceeds of $1.2 million during the year ended December 31, 2024. As of December 31, 2024, $98.8 million of shares of common stock remained available for sale under the 2024 Sales Agreement.

(c)2023 Registered Direct Offering
In July 2023, the Company sold and issued, in a registered direct offering (the “July Registered Direct”) to certain institutional investors, an aggregate of 920,488 shares of common stock at a purchase price per share of $16.40 per share for net proceeds of approximately $13.8 million.
(d)October 2024 Offerings
In October 2024, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold: (i) in a registered direct offering, 2,398,414 shares of the Company's common stock and (ii) in a concurrent private placement, warrants to purchase up to an aggregate of 2,398,414 shares of the Company's common stock (the “Warrants”), at an exercise price of $4.92 per share. The registered direct offering and concurrent private placement are collectively referred to as the "October 2024 Offerings". The Warrants were exercisable immediately upon closing on October 30, 2024 and will expire five years following the issuance date. The combined purchase price for one share of common stock and the associated Warrant was $5.045. The net proceeds to the Company from the October 2024 Offerings were approximately $10.8 million, excluding the proceeds from any exercise of the Warrants.
The Company concluded the Warrants meet the equity scope exception under ASC 815-40. The total net proceeds were allocated to common stock and the Warrants based on the relative fair value. The relative fair value of the common stock and Warrants were $6.0 million and $4.8 million, respectively.
The Company calculated the fair value of the Warrants using the Black-Scholes option pricing model with the following weighted average inputs:

October 28 , 2024 (Issuance Date)
Stock price	$4.92
Expected term (years)	4.78
Risk-free interest rate	4.1%
Expected volatility	117%
Expected dividend yield	None
(e)March 2025 Offerings
In March 2025, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue: (i) in a registered direct offering, 1,974,432 shares of the Company’s common stock and (ii) in a concurrent private placement, (a) in lieu of shares to certain investors, unregistered pre-funded warrants to purchase up to an aggregate of 2,184,009 shares of common stock (the “Pre-Funded Warrants”), at an exercise price of $0.01 per share, and (b) unregistered warrants (the “Common Warrants” and together with the Pre-Funded Warrants, the “Unregistered Warrants”) to purchase up to an aggregate of 8,316,882 shares of common stock, at an exercise price of $2.41 per share. Each Common Warrant will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares of Common Stock upon exercise of the Common Warrants and will have a term of five years from the date of issuance. Each Pre-Funded Warrant will be exercisable immediately upon issuance and continuing through and including the date the Pre-Funded Warrant is exercised in full. The combined purchase price for one share of the Company's common stock and the associated Common Warrant is $2.41. The combined purchase price for one Pre-Funded Warrant and the associated Common Warrant is $2.40. The aggregate gross proceeds to the Company from the Offerings were approximately $10.0 million, before deducting fees payable to the placement agent, advisory fees and other estimated offering expenses payable by the Company, and excluding the proceeds from any exercise of the Unregistered Warrants.
(10)Research and Development Collaborations
(a)Genentech
In June 2003, the Company licensed its proprietary Hedgehog pathway antagonist technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration is currently focused on the development of Erivedge, which is being commercialized by Genentech in the U.S. and by Genentech's parent company, Roche, outside of the U.S. for the treatment of advanced BCC. Pursuant to the collaboration agreement, the Company is eligible to receive up to an aggregate of $115.0 million in contingent cash milestone payments, exclusive of royalty payments, in connection with the development of Erivedge or another small molecule Hedgehog pathway inhibitor, assuming the successful achievement by Genentech and

Roche of specified clinical development and regulatory objectives. Of this amount, the Company has received $59.0 million in cash milestone payments as of December 31, 2024.
In addition to these payments and pursuant to the collaboration agreement, the Company is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5%. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances.
The Company recognized $10.9 million and $9.9 million in royalty revenues under the Genentech collaboration during the years ended December 31, 2024 and 2023, respectively. Cost of royalties comprises payments to university licensors and was not material for the years ended December 31, 2024 and 2023.
The Company has accounts receivable from Genentech under this collaboration of $3.3 million and $2.7 million as of December 31, 2024 and 2023, respectively, in its Consolidated Balance Sheets.
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
In September 2016, the Company and Aurigene entered into an amendment to the collaboration agreement. Under the terms of the amendment, in exchange for the issuance of shares of the Company's common stock, Aurigene waived payment of up to a total of $24.5 million in potential milestones and other payments associated with the first four programs in the collaboration that may have become due from the Company under the collaboration agreement. To the extent any of these waived milestones or other payments are not payable by the Company, for example in the event one or more of the milestone events do not occur, the Company will have the right to deduct the unused waived amount from any one or more of the milestone payment obligations tied to achievement of commercial milestone events. The amendment also provides that, in the event supplemental program activities are performed by Aurigene, the Company will provide up to $2.0 million of additional funding for each of the two licensed programs besides the IRAK4 licensed program.
In February 2020, the Company and Aurigene further amended their collaboration agreement. Under the terms of the amended agreement, Aurigene expanded their rights to develop and commercialize CA-170 to Asia and will conduct a Phase 2b/3 randomized study evaluating CA-170, in combination with chemoradiation, in approximately 240 patients with non-squamous non-small cell lung cancer. In September 2024, the collaboration agreement was further amended to expand Aurigene's rights to develop and commercialize CA-170 worldwide. The Company is entitled to receive royalty payments on potential future sales of CA-170 at percentage rates ranging from the high single digits up to 10%, subject to specified reductions. In addition, the Company is entitled to receive a low double-digit percentage of Aurigene’s sublicensing revenues subject to specified reductions.
As of December 31, 2024, the Company has licensed the following programs under the collaboration:
•IRAK4 Program - a precision oncology program of small molecule inhibitors of IRAK4. The development candidate is emavusertib.
•PD1/TIM3 Program - an immuno-oncology program of small molecule antagonists of PD1 and TIM3 immune checkpoint pathways. The development candidate is CA-327.
•An immuno-oncology program.
For each of the IRAK4, PD1/TIM3, and the immuno-oncology programs the Company is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one product in each of the U.S., specified countries in the European Union and Japan. Aurigene is obligated to use commercially reasonable efforts to perform its obligations under the development plan for its licensed programs.
For each of the IRAK4, PD1/TIM3, and the immuno-oncology programs, the Company has remaining unpaid or unwaived payment obligations of $42.5 million per program, related to regulatory approval and commercial sales milestones, plus specified additional payments for approvals for additional indications, if any.

(11) Stock Plans and Stock-Based Compensation
As of December 31, 2024, the Company had two shareholder-approved, stock-based compensation plans: (i) the Fifth Amended and Restated 2010 Stock Incentive Plan (“2010 Plan”) and (ii) the Amended and Restated 2010 Employee Stock Purchase Plan, (“ESPP”). New employees are generally issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan (“Inducement Awards”).
The Fifth Amended and Restated 2010 Stock Incentive Plan
The 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s board of directors. In May 2024, the Company's stockholders approved the amendment and restatement of the 2010 Plan to reserve an additional 942,100 shares of common stock for issuance under the 2010 Plan. The Company can issue up to 2,101,600 shares of its common stock pursuant to awards granted under the 2010 Plan. Options vest and become exercisable based on a schedule determined by the board of directors and expire up to ten years from the date of grant. The 2010 Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights (“SARs”), will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3 shares per share under the award to be removed from the available share pool. As of December 31, 2024, the Company has only granted options to purchase shares of the Company’s common stock with an exercise price equal to the closing market price of the Company’s common stock on the Nasdaq Capital Market on the grant date and issued restricted stock awards at no cost to Company employees, excluding officers.
During the year ended December 31, 2024, the Company’s board of directors granted options to purchase 457,670 shares of the Company’s common stock to officers and employees of the Company under the 2010 Plan. These options vest and become exercisable as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four-year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the grant date.
During the year ended December 31, 2024, the Company’s board of directors granted options to its non-employee directors to purchase 21,250 shares of common stock under the 2010 Plan, which will vest and become exercisable in one year from the date of grant. These options were granted at an exercise price that equaled the closing market price of the Company’s common stock on the grant date.
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
As of December 31, 2024, 912,598 shares remained available for grant under the 2010 Plan.
Inducement Awards
The Company grants Inducement Awards to certain new employees. These options generally vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option on each successive quarter thereafter. During the year ended December 31, 2024, the Company’s board of directors granted Inducement Awards to purchase 39,350 shares of common stock. These options were granted at an exercise price that equaled the closing market price of the Company’s common stock on grant date.
Stock Options

A summary of stock option activity under the 2010 Plan and Inducement Awards are summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000's)
Outstanding, December 31, 2023	840,880	$47.58	7.16	$91
Granted	518,270	11.39
Exercised	—	—
Canceled	(198,899)	45.82
Outstanding, December 31, 2024	1,160,251	$33.44	7.19	$—
Exercisable at December 31, 2024	575,688	$55.36	5.50	$—
Vested and unvested expected to vest at December 31, 2024	1,160,251	$33.44	7.19	$—
The weighted average grant date fair values of stock options granted during the years ended December 31, 2024 and 2023 were $9.50 and $11.70, respectively, and were calculated using the following estimated assumptions under the Black-Scholes option pricing model:

	For the Year Ended December 31,
	2024	2023
Expected term (years)	6.0	5.5
Risk-free interest rate	3.9-4.5%	3.5-4.7%
Expected volatility	114-116%	115-116%
Expected dividend yield	None	None
As of December 31, 2024, there was approximately $5.7 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, which is expected to be recognized as expense over a weighted average period of 2.3 years. There were no employee stock options exercised during the year ended December 31, 2024.
Restricted Stock Awards
The following table presents a summary of outstanding RSAs under the 2010 Plan as of December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2023	110,500	$18.20
Awarded	—	—
Vested	(65,988)	18.20
Forfeited	(4,375)	18.20
Unvested, December 31, 2024	40,137	$18.20
As of December 31, 2024, there were 40,137 shares outstanding underlying RSAs that are expected to vest. As of December 31, 2024, there was $0.3 million of unrecognized compensation costs related to RSAs, which are expected to be recognized as expense over a remaining weighted average period of 0.4 years. The fair value of RSAs that vested during the year ended December 31, 2024 was $1.0 million. There were no RSAs that vested during the year ended December 31, 2023. The weighted average grant date fair value of RSAs granted during the year ended December 31, 2023 was $18.20.
Amended and Restated 2010 Employee Stock Purchase Plan
In May 2024, the Company's stockholders approved an amendment to the ESPP to reserve an additional 400,000 shares of common stock for issuance under the ESPP. The Company has reserved 500,000 shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning of the enrollment period or ending date of the any purchase period within a two-year enrollment period, as defined. The Company has four six-month purchase periods per each two-year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two-year enrollment resets at the new lower stock price. During the year ended December 31, 2024, 32,168 shares were issued under the ESPP. As of December 31, 2024, there were 394,463 shares available for future purchase under the ESPP.
For the years ended December 31, 2024 and 2023, the Company recorded compensation expense related to its ESPP and calculated the fair value of shares expected to be purchased under the ESPP using the Black-Scholes model.
Stock-Based Compensation Expense
For the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense to the following line items in its costs and expenses section of the Consolidated Statements of Operations and Comprehensive Loss:

	For the Year Ended December 31,
	2024	2023
Research and development expenses	$2,760	$2,770
General and administrative expenses	3,167	3,230
Total stock-based compensation expense	$5,927	$6,000
No income tax benefits have been recorded for the years ended December 31, 2024 and 2023, as the Company has recorded a full valuation allowance and management has concluded that it is more likely than not that the net deferred tax assets will not be realized (see Note 13, Income Taxes).
(12)Retirement Savings Plan
The Company has a 401(k) retirement savings plan covering substantially all of the Company’s employees. The Company made matching contributions of $0.6 million during each of the years ended December 31, 2024 and 2023.
(13)Income Taxes
For the years ended December 31, 2024 and 2023, the Company did not record any federal or state income tax expense given its continued operating losses, all of which were attributable to the United States.
A reconciliation between income tax benefit and the expected tax benefit at the statutory rate for the years ended December 31, 2024 and 2023 are as follows:

	For the Year Ended December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	5.9%	6.1%
Research and development tax credits	4.3%	3.7%
Orphan drug tax credits	4.4%	4.9%
Expiration of NOLs/credits	(6.1)%	(6.3)%
Other	(0.3)%	1.5%
Stock based compensation	(1.7)%	(2.5)%
Change in valuation allowance	(27.5)%	(28.4)%
Effective income tax rate	—%	—%

The principal components of the Company’s deferred tax assets at December 31, 2024 and December 31, 2023, respectively, are as follows:

	December 31,
	2024	2023
Deferred Tax Assets:
NOL carryforwards	$104,122	$91,036
Research and development tax credit carryforwards	18,220	16,973
Orphan drug tax credit carryforwards	26,885	24,983
Depreciation and amortization	4,597	5,552
Capitalized research and development expenditures	41,283	42,271
Stock options	5,571	4,857
Accrued expenses and other	154	973
Oberland agreement	9,336	11,640
Lease liability	807	763
Total gross deferred tax asset	210,975	199,048
Valuation allowance	(210,112)	(198,212)
Net deferred tax asset	$863	$836

Deferred tax liabilities:
Right of use asset	(863)	(836)
Total gross deferred tax liabilities	$(863)	$(836)

Net deferred tax assets (liabilities)	$—	$—
As of December 31, 2024, the Company had U.S. federal tax-effected net operating loss carryforwards of $84.5 million, of which $32.1 million will expire in years 2025 through 2037 and the remainder do not expire but are subject to 80% limitation. As of December 31, 2024, the Company had state net operating loss carryforwards of $19.6 million that will expire between years 2033 and 2044.
As of December 31, 2024 and 2023, the Company had federal research and development credit carryforwards of $14.0 million and $12.9 million, respectively. The credits will expire in the years 2025 through 2044. As of December 31, 2024 and 2023, the Company had state research and development credit carryforwards of $4.2 million and $4.1 million, respectively. The credits will expire in the years 2025 through 2039, unless previously utilized.
As of December 31, 2024 and 2023, the Company had orphan drug tax credit carryforwards of $26.9 million and $25.0 million, respectively. These credits, if any, relate to qualified expenses incurred for fimepinostat and emavusertib since receiving the Orphan Drug designation. The credits will expire in the years 2035 through 2044.
As of December 31, 2024 and 2023, the Company had deferred tax assets associated with the capitalization of Section 174 costs of $21.8 million and $16.9 million, respectively, which were included in capitalized research and development expenditures in the table above.
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. Accordingly, the Company had a valuation allowance of approximately $210.1 million and $198.2 million as of December 31, 2024 and 2023, respectively. The valuation allowance increased approximately $11.9 million and $13.5 million during the years ended December 31, 2024 and 2023.
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
An individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. At December 31, 2024 and 2023, the Company had no unrecognized tax benefits. The Company has not, as yet, conducted a study of its R&D credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FASB Codification Topic 740 Income Taxes. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Loss if an adjustment were required.
As of December 31, 2024, the Company is generally no longer subject to examination by taxing authorities for years prior to 2021. However, NOL’s and credits in the United States may be subject to adjustments by taxing authorities in future years in which they are utilized. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception.
(14)Segment Information
The Company has determined that it operates in a single reportable segment, which is the research and development of innovative drug candidates for the treatment of human cancer. Resources are allocated and performance is assessed by the Company's President and Chief Executive Officer, whom the Company has determined to be its Chief Operating Decision Maker (CODM).
The CODM considers actual operating results on an annual basis on a consolidated basis, including consolidated net loss, when making decisions about allocating capital and personnel to the segment in the annual budgeting and forecasting process, which includes comparison of budget to actual and current period to prior period variances. The CODM assesses performance for the operating segment and decides, in part, how to allocate resources based on net loss that also is reported on the Consolidated Statement of Operations as net loss. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets.
In addition to the significant categories included within net loss presented on the Company's Consolidated Statement of Operations, the following table is representative of the significant expense categories for the years ended December 31, 2024 and 2023, including a reconciliation to Net Loss:

	For the Year Ended December 31,
	2024	2023
Revenues, net	$10,908	$10,023

Direct research and development expenses	22,246	23,078
Research and development employee related costs	14,499	14,330
General and administrative employee related costs	8,722	9,171
Professional, legal, and consulting costs	4,810	5,598
Other segment items (1)	4,020	5,259
Net loss	$(43,389)	$(47,413)
(1) Other operating expenses for the reportable segment includes cost of royalties, facility related costs, insurance costs, and other income.
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment our management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.
Based on our assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.OTHER INFORMATION
Director and Executive Officer Trading Arrangements
During the fourth quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors that is required by this Item 10 will be set forth in our proxy statement for our 2025 annual meeting of stockholders, or 2025 proxy statement, under the headings “Directors and Nominees for Director,” and “Board Committees” which information is incorporated herein by reference. The information concerning our code of ethics will be set forth in our 2025 proxy statement under the heading “Code of Business Conduct and Ethics.” The information concerning our insider trading policy will be set forth in our 2025 proxy statement under the heading “Insider Trading Policy.” The name, age, position, and term of office and periods of service of each of our executive officers is set forth under the heading “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.
ITEM 11.EXECUTIVE COMPENSATION
Information required by this Item 11 will be set forth in our 2025 proxy statement under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” which information is incorporated herein by reference. Pay versus performance disclosures under the heading "Pay Versus Performance" from our 2025 proxy statement are not incorporated herein by reference.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 relating to security ownership of certain beneficial owners and management will be set forth in our 2025 proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference. Information required by this Item 12 relating to securities authorized for issuance under equity compensation plans will be set forth in our 2025 proxy statement under the heading “Executive and Director Compensation—Securities Authorized for Issuance Under Equity Compensation Plans,” which information is incorporated herein by reference.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 will be set forth in our 2025 proxy statement under the headings “Policies and Procedures for Related Person Transactions,” “Determination of Independence” and “Board Committees,” which information is incorporated herein by reference.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 will be set forth in our 2025 proxy statement under the heading “Independent Registered Public Accounting Firm’s Fees and Other Matters,” which information is incorporated herein by reference.
PART IV
ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements.

(a)(2) Financial Statement Schedules.
All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.
(a)(3) List of Exhibits.

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

	Articles of Incorporation and By-laws
3.1	Restated Certificate of Incorporation of Curis, Inc., as amended	Link	8-K	5/23/2024	3.1

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

3.2	Certificate of Designations of Curis, Inc.	Link	S-3 (333-50906)	8/10/2001	3.2
3.3	Amended and Restated By-laws of Curis, Inc.	Link	10-K	3/13/2023	3.3
	Instruments defining the rights of security holders, including indentures
4.1	Form of Curis Common Stock Certificate	Link	10-K	3/1/2004	4.1
4.2	Description of Registrant's Securities	Link				X
4.3	Form of Unregistered Warrant issued pursuant to the Securities Purchase Agreement, dated October 28, 2024, by and among Curis, Inc. and the Purchasers named therein	Link	8-K	10/30/2024	4.1
	Material contracts—Management Contracts and Compensatory Plans
#10.1	Employment Agreement, dated March 29, 2016, as amended September 24, 2018 by and between Curis, Inc. and James E. Dentzer.	Link	10-Q	11/1/2018	10.2
#10.2	Employment Agreement, dated August 4, 2022, by and between Curis, Inc. and Diantha Duvall	Link	10-Q	11/9/2022	10.1
#10.3	Amended and Restated Employment Agreement, dated November 1, 2023, by and between Curis, Inc. and Jonathan Zung	Link	10-K	2/8/2024	10.3
#10.4	Form of Indemnification Agreement, by and between Curis, Inc. and each non-employee director of the Board of Directors of Curis, Inc.	Link	10-Q	8/7/2014	10.3
#10.5	Curis 2010 Stock Incentive Plan	Link	Def 14A	4/16/2010	Exhibit A
#10.6	Curis 2010 Employee Stock Purchase Plan	Link	Def 14A	4/16/2010	Exhibit B
#10.7	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ 2010 Stock Incentive Plan	Link	8-K	6/4/2010	10.1
#10.8	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ 2010 Stock Incentive Plan	Link	8-K	6/4/2010	10.2
#10.9	Form of Restricted Stock Agreement for awards granted to directors and named executive officers under Curis’ 2010 Stock Incentive Plan	Link	8-K	6/4/2010	10.3
#10.10	Curis Amended and Restated 2010 Stock Incentive Plan, as amended	Link	8-K	5/28/2015	99.1
#10.11	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan, as amended	Link	10-K	3/8/2018	10.21
#10.12	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan, as amended	Link	10-K	3/8/2018	10.22

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

#10.13	Form of Restricted Stock Agreement for awards granted to directors and named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan, as amended	Link	10-K	3/8/2018	10.23
#10.14	Form of Incentive Stock Option Agreement (Online Acceptance) for awards granted to named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/9/2017	10.21
#10.15	Form of Nonstatutory Stock Option Agreement (Online Acceptance) granted to directors and named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/9/2017	10.22
#10.16	Curis Second Amended and Restated 2010 Stock Incentive Plan	Link	8-K	5/22/2017	99.1
#10.17	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ Second Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/8/2018	10.27
#10.18	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ Second Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/8/2018	10.28
#10.19	Form of Restricted Stock Agreement for awards granted to directors and named executive officers under Curis’ Second Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/8/2018	10.29
#10.20	Form of Non-Statutory Stock Option Agreement - Inducement Grant pursuant to Nasdaq Stock Market Rule 5635(c)(4)	Link	S-8	1/6/2017	99.1
#10.21	Curis Third Amended and Restated 2010 Stock Incentive Plan, as amended	Link	8-K	6/10/2020	99.1
#10.22	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ Third Amended and Restated 2010 Stock Incentive Plan	Link	10-K	2/24/2022	10.22
#10.23	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ Third Amended and Restated 2010 Stock Incentive Plan	Link				X
#10.24	Curis Fourth Amended and Restated 2010 Stock Incentive Plan	Link	8-K	6/2/2021	99.1
#10.25	Curis Amended and Restated 2010 Employee Stock Purchase Plan, as amended	Link	8-K	5/23/2024	10.2
#10.26	Curis Fifth Amended and Restated 2010 Stock Incentive Plan	Link	8-K	5/23/2024	10.1
#10.27	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ Fifth Amended and Restated 2010 Stock Incentive Plan	Link				X

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

#10.28	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis” Fifth Amended and Restated 2010 Stock Incentive Plan	Link				X
	Material contracts—Leases
10.29	Lease, dated December 5, 2019, by and between Curis, Inc. and 128 Spring Street Lexington, LLC relating to the premises at 128 Spring Street, Lexington, Massachusetts	Link	8-K	12/6/2019	10.1
10.30	First Amendment to Lease Agreement, dated January 27, 2022, by and between Curis, Inc. and 99 Hayden, LLC, successor-in-interest to 128 Spring Street Lexington, LLC	Link	8-K	2/2/2022	10.1
	Material contracts—Financing Agreements
10.31	Consent and Payment Direction Letter Agreement, dated November 20, 2012 and effective as of December 11, 2012 by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc.	Link	10-K	3/13/2013	10.32
10.32	Consent and Payment Direction Letter Agreement, dated March 3, 2017 by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc.	Link	10-K	3/9/2017	10.28
††10.33	Purchase and Sale Agreement, dated as of December 11, 2012 between Curis, Inc. and Curis Royalty LLC	Link	10-K	3/13/2023	10.32
†10.34	Royalty Interest Purchase Agreement, dated March 22, 2019, by and between, Curis, Inc., Curis Royalty LLC, a wholly owned subsidiary of Curis, Inc., TPC Investments I LP and TPC Investments II LP	Link	10-K	3/26/2019	10.40
10.35	Security Agreement, dated March 22, 2019, by and between, Curis Royalty LLC, a wholly owned subsidiary of Curis, Inc., TPC Investments I LP and TPC Investments II LP	Link	10-K	3/26/2019	10.41
10.36	Pledge Agreement, dated March 22, 2019, by and between, Curis, Inc., TPC Investments I LP and TPC Investments II LP	Link	10-K	3/26/2019	10.42
10.37	Consent and Payment Direction Letter Agreement, dated March 22, 2019, by and between Curis, Inc., Curis Royalty LLC and Genentech, Inc.	Link	10-K	3/26/2019	10.43

	Material contracts—License and Collaboration Agreements
†10.38	Collaborative Research, Development and License Agreement, dated June 11, 2003, by and between Curis, Inc. and Genentech, Inc.	Link	10-Q	8/6/2015	10.1
††10.39	Collaboration, License and Option Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K	2/24/2022	10.36
††10.40	First Amendment to Collaboration, License and Option Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K	2/24/2022	10.37

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

†10.41	Second Amendment to Collaboration, License and Option Agreement, dated February 5, 2020, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K	3/19/2020	10.41
††10.42	Third Amendment to Collaboration, License and Option Agreement, dated June 4, 2020, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-Q	11/14/2024	10.1
††10.43	Fourth Amendment to Collaboration, License and Option Agreement, dated September 16, 2024, by and between Curis, Inc. and Aurigene Oncology Limited (formerly known as Aurigene Discovery Technologies Limited)	Link	10-Q	11/14/2024	10.2
	Material contracts—Miscellaneous
10.44	Common Stock Purchase Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K	2/24/2015	10.34
10.45	Stock Purchase Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-Q	11/3/2016	10.3
10.46	Registration Rights Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K	2/24/2015	10.35
10.47	Registration Rights Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-Q	11/3/2016	10.4
10.48	Amended and Restated Sales Agreement, dated February 8, 2024, by and among Curis, Inc., Cantor Fitzgerald & Co. and JonesTrading Institutional Services LLC	Link	S-3	2/8/2024	1.2
10.49	Form of Securities Purchase Agreement, dated July 5, 2023, by and among Curis, Inc. and the Purchasers named therein	Link	8-K	7/6/2023	10.1
10.50	Form of Securities Purchase Agreement, dated October 28, 2024, by and among Curis, Inc. and the Purchasers named therein	Link	8-K	10/30/2024	10.1
10.51	Registration Rights Agreement, dated October 28, 2024, by and among Curis, Inc. and the Purchasers named therein	Link	8-K	10/30/2024	10.2

	Insider Trading Policy
19	Third Amended and Restated Insider Trading Policy	Link				X
	Additional Exhibits
21	Subsidiaries of Curis	Link				X
23.1	Consent of PricewaterhouseCoopers LLP	Link				X
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act	Link				X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act	Link				X

Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350	Link				X
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350	Link				X
#97	Dodd-Frank Compensation Recovery Policy	Link				X
101.INS	InLine XBRL Instance Document					X
101.SCH	InLine XBRL Taxonomy Extension Schema Document					X
101.CAL	InLine XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	InLine XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	InLine XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	InLine XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File					X

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
Date: March 31, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES E. DENTZER	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2025
James E. Dentzer
/s/ DIANTHA DUVALL	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2025
Diantha Duvall
/s/ MARTYN D. GREENACRE	Chairman of the Board of Directors	March 31, 2025
Martyn D. Greenacre
/s/ ANNE E. BORGMAN	Director	March 31, 2025
Anne E. Borgman
/s/ JOHN A. HOHNEKER	Director	March 31, 2025
John A. Hohneker
/s/ KENNETH I. KAITIN	Director	March 31, 2025
Kenneth I. Kaitin
/s/ MARC RUBIN	Director	March 31, 2025
Marc Rubin