Form 10-Q
period 2025-03-31
CURIS INC
filed 2025-05-06
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 2, 2025, there were 10,462,250 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements and Industry Data
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report are statements that could be deemed forward-looking statements, including without limitation any statements with respect to the plans, strategies and objectives of management for future operations; statements concerning product research, development and commercialization plans, timelines and anticipated results; statements of expectation or belief; statements with respect to clinical trials and studies; statements with respect to royalties and milestones; statements with respect to the therapeutic potential of drug candidates; expectations of revenue, expenses, earnings or losses from operations, or other financial results; and statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words such as “expect(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “focus(es)”, “plans”, “mission”, “strategy”, “potential”,“estimate(s)”, “opportunity”,“intend”, “project”, “seek”, “should”, “would”, “likelihood”, and similar expressions, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements may include, but are not limited to, statements about:
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
•our competitive position; and
•our intellectual property position.
Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. We therefore caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in these forward-looking statements include the factors discussed below under the heading “Risk Factor Summary” and the risk factors detailed further in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, and, if applicable, those included under Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

Risk Factor Summary
Investment in our securities involves risk. You should carefully consider the following summary of what we believe to be the principal risks facing our business, in addition to the risks described more fully in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, and, if applicable, those included under Part II, Item 1A of this Quarterly Report on Form 10-Q and other information included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.
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
•Any allegation of an event of default, under the Oberland Purchase Agreement could have a material adverse effect on our business, financial condition and stock price, including our ability to continue as a going concern.
•If we are not able to attract and retain key management and scientific personnel and advisors, we may not successfully develop emavusertib or achieve our other business objectives.

PART I—FINANCIAL INFORMATION
Item 1.    UNAUDITED FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$20,282	$19,997
Accounts receivable	2,315	3,349
Prepaid expenses and other current assets	2,214	3,039
Total current assets	24,811	26,385
Property and equipment, net	172	231
Restricted cash, long-term	544	544
Operating lease right-of-use asset	2,857	3,163
Other assets	1,960	1,960
Goodwill	8,982	8,982
Total assets	$39,326	$41,265
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,104	$3,024
Accrued liabilities	6,478	7,111
Current portion of operating lease liability	1,301	1,336
Current portion of liability related to sale of future royalties	7,234	7,556
Total current liabilities	20,117	19,027
Long-term operating lease liability	1,338	1,618
Liability related to the sale of future royalties, net	24,478	26,618
Total liabilities	45,933	47,263
Stockholders’ deficit:
Preferred stock, $0.01 par value—5,000,000 shares authorized, no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value—34,171,875 shares authorized, 10,462,250 shares issued and outstanding at March 31, 2025; 34,171,875 shares authorized, 8,487,818 shares issued and outstanding at December 31, 2024	105	85
Additional paid-in capital	1,243,703	1,233,716
Accumulated deficit	(1,250,415)	(1,239,799)
Total stockholders’ deficit	(6,607)	(5,998)
Total liabilities and stockholders’ deficit	$39,326	$41,265

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues, net	$2,380	$2,086
Operating expenses:
Cost of royalties	14	47
Research and development	8,539	9,617
General and administrative	3,984	4,891
Total operating expenses	12,537	14,555
Loss from operations	(10,157)	(12,469)
Other income:
Interest income	93	515
Income (expense) related to the sale of future royalties	(552)	78
Total other income (expense)	(459)	593
Net loss	$(10,616)	$(11,876)
Net loss per common share (basic and diluted)	$(1.25)	$(2.05)
Weighted average common shares (basic and diluted)	8,493,886	5,783,585

Net loss	$(10,616)	$(11,876)
Other comprehensive income:
Unrealized gain on marketable securities	—	109
Comprehensive loss	$(10,616)	$(11,767)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount
December 31, 2024	8,487,818	$85	$1,233,716	$(1,239,799)	$—	$(5,998)
Stock-based compensation	—	—	1,164	—	—	1,164
Issuance of common stock in connection with March 2025 Offerings, net of issuance costs	1,974,432	20	2,202	—	—	2,222
Issuance of pre-funded warrants in connection with March 2025 Offerings, net of issuance costs	—	—	2,447	—	—	2,447
Issuance of common warrants in connection with March 2025 Offerings, net of issuance costs	—	—	4,174	—	—	4,174
Net loss	—	—	—	(10,616)	—	(10,616)
March 31, 2025	10,462,250	$105	$1,243,703	$(1,250,415)	$—	$(6,607)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
December 31, 2023	5,894,085	$59	$1,215,792	$(1,196,410)	$229	$19,670
Stock-based compensation	—	—	1,559	—	—	1,559
Unrealized gain on marketable securities	—	—	—	—	109	109
Net loss	—	—	—	(11,876)	—	(11,876)
March 31, 2024	5,894,085	$59	$1,217,351	$(1,208,286)	$338	$9,462

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,616)	$(11,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59	64
Non-cash lease expense	306	354
Stock-based compensation expense	1,164	1,559
Non-cash activity related to the sale of future royalties	1	(78)
Amortization of premiums and discounts on investments	—	84
Changes in operating assets and liabilities:
Accounts receivable	1,034	640
Prepaid expenses and other assets	825	(1,413)
Accounts payable and accrued liabilities	290	(2,258)
Operating lease liability	(315)	(308)
Total adjustments	3,364	(1,356)
Net cash used in operating activities	(7,252)	(13,232)
Cash flows from investing activities:
Purchase of investments	—	(10,737)
Sales and maturities of investments	—	29,650
Net cash provided by investing activities	—	18,913
Cash flows from financing activities:
Proceeds from issuance of common stock, pre-funded warrants, and common warrants	10,000	—
Payment of liability of future royalties, net of imputed interest	(2,463)	(2,406)
Net cash provided by (used in) financing activities	7,537	(2,406)
Net increase in cash and cash equivalents and restricted cash	285	3,275
Cash and cash equivalents and restricted cash, beginning of period	20,541	27,225
Cash and cash equivalents and restricted cash, end of period	$20,826	$30,500
Supplemental cash flow data:
Issuance costs in accrued expenses and accounts payable	$1,157	$—
Cash paid for interest	$453	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$20,282	$29,956
Restricted cash, long-term	544	544
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$20,826	$30,500

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
The Company is subject to risks common to companies in the biotechnology industry as well as risks that are specific to the Company’s business, including, but not limited to: the Company’s ability to obtain adequate financing to fund its operations; the Company’s ability to continue as a going concern; the Company’s ability to advance and expand its research and development program for emavusertib; the Company’s ability to establish strategic collaborations; the Company’s reliance on third parties to conduct clinical trials of emavusertib; the Company’s ability to execute on its overall business strategies; the Company’s ability to obtain and maintain necessary intellectual property protection; development by the Company’s competitors of new or better technological innovations; the Company’s ability to comply with regulatory requirements; the Company’s ability to obtain and maintain applicable regulatory approvals and commercialize any approved drug candidates; and the ability of the Company and its wholly owned subsidiary, Curis Royalty, LLC (“Curis Royalty”), to satisfy the terms of the royalty interest purchase agreement (the “Oberland Purchase Agreement”) with TPC Investments I LP and TPC Investments II LP (the “Purchasers”), each of which is a Delaware limited partnership managed by Oberland Capital Management, LLC, and Lind SA LLC (the “Agent”), a Delaware limited liability company managed by Oberland Capital Management, LLC, as collateral agent for the Purchasers.
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
The Company will require substantial funds in the immediate term to maintain its research and development program and support operations. The Company has incurred losses and cash outflows from operations since its inception. The Company had an accumulated deficit of $1.3 billion as of March 31, 2025, and incurred a net loss of $10.6 million and used $7.3 million of cash in operations for the three months ended March 31, 2025. The Company expects to continue to generate operating losses in the foreseeable future.
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has concluded there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued. Based on the Company's $20.3 million of existing cash and cash equivalents at March 31, 2025, recurring losses and cash outflows from operations since inception, an expectation of continuing losses and cash outflows from operations for the foreseeable future and the need to raise substantial additional capital to finance the Company's future operations, the Company concluded it does not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Quarterly Report on Form 10-Q. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.
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
2.     Summary of Significant Accounting Policies
(a)Basis of Presentation and Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the U.S. (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2025.
In the opinion of the management of the Company, the unaudited Condensed Consolidated Financial Statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at March 31, 2025; the results of operations for the three-month periods ended March 31, 2025 and 2024; stockholders' equity (deficit) for the three-month periods ended March 31, 2025 and 2024; and the cash flows for the three-month periods ended March 31, 2025 and 2024. The Condensed Consolidated Balance Sheet at December 31, 2024 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
(c) Cash Equivalents and Restricted Cash
Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less.
The Company classified $0.5 million of its cash as restricted cash as of both March 31, 2025 and December 31, 2024. These amounts represent the security deposit associated with the Company’s Lexington, Massachusetts headquarters.
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
The Company recognizes royalty revenues related to Genentech’s and Roche’s sales of Erivedge. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and where the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company expects to continue recognizing royalty revenue from Genentech’s sales of Erivedge in the U.S. and Roche's sales of Erivedge outside of the U.S. (see Note 7, Research and Development Collaborations). However, a significant portion of Erivedge royalties will be paid to the Purchasers pursuant to the Oberland Purchase Agreement (see Note 6, Liability Related to the Sale of Future Royalties).
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
In November 2024, the FASB issued ASU-2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. The ASU requires additional disclosures of the nature of the expenses included in the income statement, including disaggregation of the expense captions presented on the Consolidated Statements of Operations into specific categories. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027 and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the Condensed Consolidated Financial Statement disclosures.

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
In accordance with the fair value hierarchy, the following tables show the fair value as of March 31, 2025 and December 31, 2024 of those financial assets that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value.

(in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2025:
Cash equivalents:
Money market funds	$362	$—	$—	$362
Total	$362	$—	$—	$362

(in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2024:
Cash equivalents:
Money market funds	$17,201	$—	$—	$17,201
Total	$17,201	$—	$—	$17,201
4.     Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Employee related costs	$1,293	$3,255
Research and development costs	3,597	3,049
Professional and legal fees	1,567	771
Other	21	36
Total	$6,478	$7,111

5.     Lease
The Company has a single lease for real estate, including laboratory and office space, and certain equipment, in Lexington, Massachusetts which commenced on May 1, 2020. The lease will expire on April 30, 2027.

As of March 31, 2025, the Company had an operating lease liability of $2.6 million and related right-of-use asset of $2.9 million related to its operating lease. As of December 31, 2024, the Company had an operating lease liability of $3.0 million and related right-of-use asset of $3.2 million related to its operating lease.
The Company recorded lease cost of $0.4 million for each of the three months ended March 31, 2025 and 2024.
The Company paid $0.4 million in rent during each of the three months ended March 31, 2025 and 2024. The discount rate associated with the Company’s right-of-use asset is 10%.
6.     Liability Related to the Sale of Future Royalties
In March 2019, the Company and Curis Royalty entered into the Oberland Purchase Agreement with the Purchasers and Agent. The Company sold to the Purchasers a substantial portion of its rights to receive royalties from Genentech on potential net sales of Erivedge. As upfront consideration for the purchase of the royalty rights, the Purchasers paid to Curis Royalty $65.0 million less certain transaction expenses.
The Oberland Purchase Agreement provides that after the occurrence of an event of default as defined under the security agreement by Curis Royalty, the Purchasers shall have the option, for a period of 180 days, to require Curis Royalty to repurchase a portion of certain royalty and royalty related payments, excluding a portion of non-U.S. royalties retained by Curis Royalty (referred to as the “Purchased Receivables”), at a price (referred to as the “Put/Call Price”), equal to 250% of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. The Company concluded that this put option is an embedded derivative that requires bifurcation from the deferred royalty obligation and evaluates the fair value of the put option each reporting period. The estimated fair value of the put option is immaterial as of both March 31, 2025 and December 31, 2024. Additionally, Curis Royalty shall have the option at any time to repurchase the Purchased Receivables at the Put/Call Price as of the date of such repurchase. No events of default have occurred as of March 31, 2025.
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
The Company determined the fair value of the liability related to the sale of future royalties at the time of the Oberland Purchase Agreement to be $65.0 million, with a current effective annual imputed interest rate of 6.5%. The Company incurred $0.6 million of transaction costs in connection with the Oberland Purchase Agreement. These transaction costs are being amortized to imputed interest expense over the estimated term of the Oberland Purchase Agreement. The carrying value of the liability related to the sale of future royalties approximates fair value as of March 31, 2025 and is based on the Company’s current estimates of future royalties expected to be paid to the Purchasers over the life of the arrangement, which are considered Level 3 inputs.
The following table shows the activity with respect to the liability related to the sale of future royalties during the three months ended March 31, 2025.

(in thousands)
Carrying value of liability related to the sale of future royalties at December 31, 2024	$34,174
Imputed interest expense	538
Other	15
Less: payments to the Purchasers	(3,015)
Carrying value of liability related to the sale of future royalties at March 31, 2025	31,712
Less current portion	7,234
Carrying value of liability related to the sale of future royalties at March 31, 2025, net of current portion	$24,478

7.     Research and Development Collaborations

(a)Genentech
In June 2003, the Company licensed its proprietary Hedgehog pathway antagonist technologies to Genentech for human therapeutic use. Erivedge is being commercialized by Genentech in the U.S. and by Genentech’s parent company, Roche, outside of the U.S. for the treatment of advanced BCC.
Pursuant to the collaboration agreement, the Company is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5%. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances. Cost of royalties comprises payments to university licensors and was not material for each of the three months ended March 31, 2025 and 2024.
The Company had account receivables from Genentech under this collaboration of $2.3 million and $3.3 million as of March 31, 2025 and December 31, 2024, respectively, in its Condensed Consolidated Balance Sheets.
As previously discussed in Note 6, Liability Related to the Sale of Future Royalties, a significant portion of royalty revenues received from Genentech on net sales of Erivedge will be paid to the Purchasers pursuant to the Oberland Purchase Agreement.
(b)Aurigene
The Company is party to an exclusive collaboration agreement with Aurigene for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and selected precision oncology targets. Under the collaboration agreement, Aurigene granted the Company an option to obtain exclusive, royalty-bearing licenses to relevant Aurigene technology to develop, manufacture and commercialize products containing certain of such compounds anywhere in the world, except for India and Russia, which are territories retained by Aurigene. Additionally, Aurigene retains the rights to develop and commercialize CA-170 worldwide, and the Company is entitled to receive royalty payments on potential future sales of CA-170 at percentage rates ranging from the high single digits up to 10%, subject to specified reductions.
As of March 31, 2025, the Company has licensed the following programs under the collaboration:
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
8.     Stockholder's Equity
(a)Sales Agreement with Cantor Fitzgerald & Co. and JonesTrading Institutional Services LLC
In February 2024, the Company entered into an amended and restated sales agreement with Cantor Fitzgerald & Co. (“Cantor”) and JonesTrading Institutional Services LLC (“JonesTrading”) (the “2024 Sales Agreement”). Pursuant to the 2024 Sales Agreement, the Company can sell from time to time up to $100.0 million shares of the Company’s common stock through an “at-the-market offering” program under which Cantor and JonesTrading act as sales agents. The aggregate compensation payable to each of Cantor and JonesTrading is 3% of the gross proceeds from sales of the common stock sold by Cantor or JonesTrading, as applicable.
The Company did not sell any shares of common stock under the 2024 Sales Agreement during the three months ended March 31, 2025. As of March 31, 2025, $98.8 million of shares of common stock remained available for sale under the 2024 Sales Agreement. However, as long as the Company’s public float is under $75.0 million, it is restricted from selling shares of its common stock under its shelf registration statement on Form S-3, including those sold under the 2024 Sales Agreement to an amount, in aggregate, that is no more than one-third of the Company’s public float during the 12 month period immediately prior to, and including, any such sale.

(b)October 2024 Offerings
In October 2024, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold: (i) in a registered direct offering, 2,398,414 shares of the Company's common stock and (ii) in a concurrent private placement, warrants to purchase up to an aggregate of 2,398,414 shares of the Company's common stock (the “October 2024 Common Warrants”), at an exercise price of $4.92 per share. The registered direct offering and concurrent private placement are collectively referred to as the "October 2024 Offerings". The October 2024 Common Warrants were exercisable immediately upon closing on October 30, 2024 and will expire five years following the issuance date. The combined purchase price for one share of common stock and the associated October 2024 Common Warrant was $5.045. The net proceeds to the Company from the October 2024 Offerings were approximately $10.8 million, excluding the proceeds from any exercise of the October 2024 Common Warrants.
The Company concluded the October 2024 Common Warrants meet the equity scope exception under ASC 815-40. The total net proceeds were allocated to the common stock and the October 2024 Common Warrants based on the relative fair value. The relative fair value of the common stock and October 2024 Common Warrants were $6.0 million and $4.8 million, respectively.
(c)March 2025 Offerings
In March 2025, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold: (i) in a registered direct offering, 1,974,432 shares of the Company’s common stock and (ii) in a concurrent private placement, (a) in lieu of shares to certain investors, unregistered pre-funded warrants to purchase up to an aggregate of 2,184,009 shares of common stock (the “Pre-Funded Warrants”), at an exercise price of $0.01 per share, and (b) unregistered warrants (the “March 2025 Common Warrants”) to purchase up to an aggregate of 8,316,882 shares of common stock, at an exercise price of $2.41 per share. The Pre-Funded Warrants and the March 2025 Common Warrants are collectively referred to as “Unregistered March 2025 Warrants”. The registered direct offering and concurrent private placement are collectively referred to as the “March 2025 Offerings”. Each Pre-Funded Warrant was exercisable immediately upon issuance and continuing through and including the date the Pre-Funded Warrant is exercised in full. Each March 2025 Common Warrant will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares of common stock upon exercise of the March 2025 Common Warrants and will have a term of five years from the date of issuance. The shareholders will vote on the proposal for the approval of the March 2025 Common Warrants at the annual meeting of stockholders scheduled for May 20, 2025. The combined purchase price for one share of the Company's common stock and the associated March 2025 Common Warrant was $2.41. The combined purchase price for one Pre-Funded Warrant and the associated March 2025 Common Warrant was $2.40. The net proceeds to the Company from the March 2025 Offerings were approximately $8.8 million, excluding the proceeds from any exercise of the Unregistered March 2025 Warrants.
The Company concluded that both the Pre-Funded Warrants and the March 2025 Common Warrants meet the equity scope exception under ASC 815-40. The total net proceeds were allocated to common stock, Pre-Funded Warrants, and March 2025 Warrants based on their relative fair values. The relative fair value of the common stock, Pre-Funded Warrants, and March 2025 Common Warrants were $2.2 million, $2.4 million, and $4.2 million, respectively.
The Company calculated the fair value of the October 2024 Common Warrants and March 2025 Common Warrants using the Black-Scholes option pricing model with the following weighted average inputs:

	October 2024 Common Warrants	March 2025 Common Warrants
Stock price	$4.92	$2.41
Expected term (years)	4.78	1.81
Risk-free interest rate	4.1%	4.1%
Expected volatility	117%	105%
Expected dividend yield	None	None
9.     Stock Plans and Stock-Based Compensation
As of March 31, 2025, the Company had two stockholder-approved, stock-based compensation plans: (i) the Fifth Amended and Restated 2010 Stock Incentive Plan (“2010 Plan”) and (ii) the Amended and Restated 2010 Employee Stock Purchase Plan (“ESPP”). New employees are generally issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan (“Inducement Awards”).

The Fifth Amended and Restated 2010 Stock Incentive Plan
The 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s board of directors. The Company can issue up to 2,101,600 shares of its common stock pursuant to awards granted under the 2010 Plan. Options vest and become exercisable based on a schedule determined by the board of directors and expire up to ten years from the date of grant. The 2010 Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights (“SARs”) will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3 shares per share under the award to be removed from the available share pool. As of March 31, 2025, the Company has only granted options to purchase shares of the Company’s common stock with an exercise price equal to the closing market price of the Company’s common stock on the Nasdaq Capital Market on the grant date and issued restricted stock awards ("RSAs") and restricted stock units ("RSUs") at no cost to Company employees, excluding officers. As of March 31, 2025, 22,936 shares remained available for grant under the 2010 Plan.
During the three months ended March 31, 2025, the Company’s board of directors granted options to purchase 478,400 shares of the Company’s common stock to executive officers and employees of the Company under the 2010 Plan. These options vest and become exercisable as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four year period, and are exercisable at a price equal to the closing market price of the Company’s common stock on the grant date.
During the three months ended March 31, 2025, the Company’s board of directors granted 350,600 RSUs to employees of the Company under the 2010 Plan. These RSUs vest and become exercisable as to 25% of the shares underlying the award annually on the date of grant, based upon continued employment over a four year period.
During the three months ended March 31, 2025, the Company’s board of directors granted options to its non-employee directors to purchase 8,000 shares of common stock under the 2010 Plan, which will vest and become exercisable in one year from the date of grant. These options were granted at an exercise price that equaled the closing market price of the Company’s common stock on the grant date.
During the three months ended March 31, 2025, the Company's board of directors also approved the grant of options to its executive officers and non-employee directors to purchase 702,000 shares of common stock. These stock option grants were approved subject to and contingent upon approval by the Company's stockholders of the proposed Amendment No. 1 to the 2010 Plan to reserve up to an additional 1,255,000 shares for issuance under the 2010 Plan (“Amendment No. 1”). The shareholders will vote on the proposal for the approval of Amendment No. 1 at the annual meeting of stockholders scheduled for May 20, 2025. Under ASC 718, as the stock option grants are subject to and contingent upon approval by the shareholders a grant date will be established once approval is obtained.
Inducement Awards
The Company grants Inducement Awards to certain new employees. These options generally vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option on each successive quarter thereafter. These options are granted at an exercise price that equals the closing market price of the Company’s common stock on the grant date. During the three months ended March 31, 2025, no Inducement Awards were granted.
Stock Options
A summary of stock option activity under the 2010 Plan and Inducement Awards are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2024	1,160,251	$33.44	7.19	$—
Granted	486,400	3.13
Exercised	—	—
Canceled/Forfeited	(51,388)	15.81
Outstanding, March 31, 2025	1,595,263	$24.82	7.76	$—
Exercisable at March 31, 2025	725,120	$46.66	5.97	$—
Vested and unvested expected to vest at March 31, 2025	1,595,263	$24.82	7.76	$—
The weighted average grant date fair values of the stock options granted during the three months ended March 31, 2025 and 2024 were $2.67 and $10.01, respectively, and were calculated using the following estimated assumptions under the Black-Scholes option pricing model:

	Three Months Ended March 31,
	2025	2024
Expected term (years)	6.0	6.0
Risk free interest rate	4.4%	3.9% - 4.1%
Expected volatility	113%	115% - 116%
Expected dividends	None	None
As of March 31, 2025, there was $5.9 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, which is expected to be recognized as expense over a weighted average period of 2.4 years. There were no employee stock options exercised during each of the three months ended March 31, 2025 and 2024.
Restricted Stock Awards
The following table presents a summary of unvested RSAs under the 2010 Plan as of March 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2024	40,137	$18.20
Awarded	—	—
Vested	—	—
Forfeited	—	—
Unvested, March 31, 2025	40,137	$18.20

As of March 31, 2025, there were 40,137 shares outstanding underlying RSAs that are expected to vest. As of March 31, 2025, there was $0.1 million of unrecognized compensation costs related to RSAs, which are expected to be recognized as expense over a remaining weighted average period of 0.1 years.

Restricted Stock Units
The following table presents a summary of unvested RSUs under the 2010 Plan as of March 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2024	—	$—
Awarded	350,600	3.13
Vested	—	—
Forfeited	(20,100)	3.13
Unvested, March 31, 2025	330,500	3.13

As of March 31, 2025, there were 330,500 shares outstanding underlying RSUs that are expected to vest. As of March 31, 2025, there was $1.0 million of unrecognized compensation costs related to RSUs, which are expected to be recognized as expense over a remaining weighted average period of 3.8 years.
Amended and Restated 2010 Employee Stock Purchase Plan
The Company has reserved 500,000 shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning of the enrollment period or ending date of the purchase period within a two-year enrollment period, as defined. The Company has four six-month purchase periods per each two-year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two-year enrollment resets at the new lower stock price. During each of the three months ended March 31, 2025 and 2024, no shares were issued under the ESPP. As of March 31, 2025, there were 394,463 shares available for future purchase under the ESPP.
Stock-Based Compensation Expense
For the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation expense to the following line items in its costs and expenses section of the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development	$592	$809
General and administrative	572	750
Total stock-based compensation expense	$1,164	$1,559
10.     Loss Per Common Share
Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 2025 and 2024, because the effect of adjusting the weighted average number of common shares outstanding during the period for the potential dilutive effect of common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. The 2,184,009 shares of common stock underlying the Pre-Funded Warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share, basic and diluted, attributable to common stockholders because the shares may be issued for little or no consideration, they are fully vested, and the Pre-Funded Warrants are immediately exercisable upon their issuance date.
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2025	2024
Anti-dilutive common stock equivalents:
October 2024 Common Warrants	2,398,414	—
March 2025 Common Warrants	8,316,882	—
Stock options outstanding	1,595,263	1,112,388
Unvested RSAs	40,137	110,500
Unvested RSUs	330,500	—
Total anti-dilutive common stock equivalents	12,681,196	1,222,888

11.     Segment Information
The Company has determined that it operates in a single reportable segment, which is the research and development of innovative drug candidates for the treatment of human cancer. Resources are allocated and performance is assessed by the Company's President and Chief Executive Officer, whom the Company has determined to be its Chief Operating Decision Maker (CODM).
The CODM considers actual operating results on an annual basis on a consolidated basis, including consolidated net loss, when making decisions about allocating capital and personnel to the segment in the annual budgeting and forecasting process, which includes comparison of budget to actual and current period to prior period variances. The CODM assesses performance for the operating segment and decides, in part, how to allocate resources based on net loss that also is reported on the Condensed Consolidated Statement of Operations as net loss. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total assets.
In addition to the significant categories included within net loss presented on the Company's Condensed Consolidated Statement of Operations, the following table is representative of the significant expense categories for the three months ended March 31, 2025 and 2024, including a reconciliation to Net loss:

	Three Months Ended March 31,
	2025	2024
Revenues, net	$2,380	$2,086

Direct research and development expenses	4,997	4,937
Research and development employee related costs	3,130	4,184
General and administrative employee related costs	1,884	2,370
Professional, legal, and consulting costs	1,263	1,617
Other segment items (1)	1,722	854
Net loss	$10,616	$11,876
(1) Other operating expenses for the reportable segment include cost of royalties, facility related costs, insurance costs, and other income.
Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements, based on current expectations and related to future events and our future financial and operational performance, that involve risks and uncertainties. You should review the discussion above under the heading “Risk Factor Summary” and the risk factors detailed further in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, and, if applicable, those included under Part II, Item 1A of this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used throughout this report, the terms “the Company,” “we,” “us,” and “our” refer to the business of Curis, Inc. and its wholly owned subsidiaries, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc.

Overview
We are a biotechnology company focused on the development of emavusertib (CA-4948), an orally available, small molecule inhibitor of Interleukin-1 receptor associated kinase, or IRAK4. Emavusertib is currently being evaluated in the TakeAim Lymphoma Phase 1/2 study (CA-4948-101) in patients with relapsed/refractory primary central nervous system lymphoma, or PCNSL, in combination with the BTK inhibitor ibrutinib, as a monotherapy in the TakeAim Leukemia Phase 1/2 study (CA-4948-102) in patients with relapsed/refractory, or R/R, acute myeloid leukemia, or AML, and R/R high risk myelodysplastic syndrome, or hrMDS, and as a frontline combination therapy with venetoclax and azacitidine in patents with AML (CA-4948-104). Emavusertib has received Orphan Drug Designation from the U.S. Food and Drug Administration for the treatment of PCNSL, AML and MDS and from the European Commission for the treatment of PCNSL. We, through our 2015 collaboration with Aurigene Discovery Technologies Limited, have the exclusive license to emavusertib (CA-4948). We licensed our rights to Erivedge® to Genentech, a member of the Roche Group, under which Genentech is commercializing Erivedge® for the treatment of advanced basal cell carcinoma.
Emavusertib
We are focused on the development of emavusertib (CA-4948), an orally available, small molecule inhibitor of IRAK4. IRAK4 plays an essential role in the toll-like receptor, or TLR, and interleukin-1 receptor, or IL-1R, signaling pathways, which are frequently dysregulated in patients with cancer. TLRs and the IL-1R family signal through the adaptor protein Myeloid Differentiation Primary Response Protein 88, which results in the assembly and activation of IRAK4, initiating a signaling cascade that induces cytokine and survival factor expression mediated by the NF-κB protein complex. Many B-cell leukemias and lymphomas are associated with constitutive activation of the NF-κB protein complex, which contributes to these cancers' proliferation and survival. The B-cell receptor, or BCR, and TLR pathways drive NF-κB activation. Preclinical studies have demonstrated that targeting both the BCR and TLR pathways is more synergistic than targeting either pathway alone. Similarly, preclinical studies targeting IRAKi in combination with FMS‐like tyrosine kinase 3, or FLT3, have demonstrated the ability to overcome the adaptive resistance incurred when targeting FLT3 alone. In AML patient derived xenografts, emavusertib has shown monotherapy anti-tumor activity as well as synergy with both venetoclax and azacitidine. In the clinic, emavusertib has shown anti-tumor activity across a broad range of hematologic malignancies, including monotherapy activity in AML, particularly those with a FLT3 mutation. In non-Hodgkin's lymphoma patients, particularly in PCNSL, emavusertib has shown anti-tumor activity in combination with a Bruton Tyrosine Kinase, or BTK, inhibitor.
TakeAim Lymphoma
Emavusertib is currently undergoing testing in combination with ibrutinib, a BTK inhibitor, in a Phase 1/2 open-label, single arm expansion trial in patients with R/R PCNSL (NCT03328078), also known as the TakeAim Lymphoma Phase 1/2 study. In June 2022 and December 2023, we provided preliminary clinical data for patients with various hematological malignancies in the combination portion of the ongoing TakeAim Lymphoma Phase 1/2 study. In December 2023, we provided clinical and safety data of emavusertib in combination with ibrutinib in several non-Hodgkin's lymphoma subtypes, including PCNSL patients. In July and December 2024, emavusertib was granted Orphan Drug Designation by the European Commission and the U.S. Food and Drug Administration, or FDA, respectively, for the treatment of patients with PCNSL. In September 2024 and March 2025, we provided additional clinical data of emavusertib in combination with ibrutinib in R/R PCNSL. In March 2025, we announced that we had completed productive meetings with both the European Committee for Medicinal Products for Human Use, or CHMP, and the FDA on the suitability of using the ongoing TakeAim Lymphoma Phase 1/2 study to support a potential accelerated regulatory path for a Conditional Marketing Authorization, or CMA, submission in Europe and a New Drug Application, or NDA, submission in the U.S. We expect additional data from this study in the fourth quarter of 2025.
TakeAim Leukemia
In addition to the TakeAim Lymphoma Phase 1/2 study, emavusertib is currently undergoing testing in a Phase 1/2 open-label, single arm expansion trial in patients with R/R AML and hrMDS (NCT04278768), also known as the TakeAim Leukemia Phase 1/2 study. In January and December 2022, July and December 2023, and May and December 2024, we presented clinical data for patients from the ongoing TakeAim Leukemia Phase 1/2 study. Enrollment in the TakeAim Leukemia study is substantially complete.
AML Triplet Study
We have initiated a Phase 1 clinical study of emavusertib as an add-on agent to the combination of venetoclax and azacitidine in AML (2023-505828-58), which we refer to as the AML Triplet study. The AML Triplet study is currently being conducted in Spain, Germany, and Italy. The study is assessing the safety and tolerability of different dosing regimens of emavusertib in the triple combination in patients who achieved a complete remission on venetoclax and azacitidine, while remaining positive for minimal residual disease. To date, the trial has enrolled the first dosing cohort of emavusertib in combination with venetoclax and azacitidine. All patients in this cohort tolerated the triple regimen well, with no unexpected adverse events. As a result, the external Clinical Safety Review Committee recommended to escalate to the next dosing cohort, and enrollment for this cohort is currently ongoing.
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
For further information regarding our collaboration and license agreements, refer to Note 7, Research and Development Collaborations, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and Note 10, Research and Development Collaborations, in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission, or SEC, on March 31, 2025.
Liquidity and Events that Raise Substantial Doubt About Our Ability to Continue as a Going Concern
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, royalties and research and development funding from our corporate collaborators, and the monetization of certain royalty rights. We have never been profitable on an annual basis and had an accumulated deficit of $1.3 billion as of March 31, 2025. For the three months ended March 31, 2025, we incurred a net loss of $10.6 million and used $7.3 million of cash in operations.
We expect to continue to generate operating losses in the foreseeable future. Based upon our current operating plan, we believe that our $20.3 million of existing cash and cash equivalents as of March 31, 2025 should enable us to fund our existing operations into the fourth quarter of 2025. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our current cash and cash equivalents are not expected to fund our operations beyond 12 months from the date of filing this Quarterly Report on Form 10-Q. We will require substantial additional funds in the immediate term to maintain our research and development program and support operations. See “Liquidity and Capital Resources—Funding Requirements” below and Note 1, Nature of Business, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.
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
Financial Operations Overview

General. Our future operating results will largely depend on the progress of emavusertib. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the cost and outcome of any preclinical development or clinical trials then being conducted. For a discussion of our liquidity and funding requirements, see “Liquidity and Events that Raise Substantial Doubt About Our Ability to Continue as a Going Concern” and “Liquidity and Capital Resources - Funding Requirements”.
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
Revenue. We do not expect to generate any revenues from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including royalty payments. Our only source of revenues and/or cash flows from operations for the foreseeable future will be royalty payments that are contingent upon the continued commercialization of Erivedge under our collaboration with Genentech. We recognize royalty revenues related to Genentech’s sales of Erivedge and we expect to continue to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. However, a significant portion of our royalty and royalty-related revenues under our collaboration with Genentech will be paid to the Purchasers, pursuant to the Oberland Purchase Agreement. The Oberland Purchase Agreement will terminate upon the earlier to occur of (i) the date on which Curis Royalty’s rights to receive the Purchased Receivables owed by Genentech under the Genentech collaboration agreement have terminated in their entirety or (ii) the date on which payment in full of the price equal to 250% of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables, or the Put/Call Price is received by the Purchasers pursuant to the Purchasers’ exercise of their put option or Curis Royalty’s exercise of its call right. For additional information regarding the Oberland Purchase Agreement, see Note 6, Liability Related to the Sale of Future Royalties, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
A further discussion of some of the risks and uncertainties associated with completing our research and development program on schedule, or at all, and some consequences of failing to do so, are set forth under Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, and, if applicable, those included under Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

During the three months ended March 31, 2025, there were no material changes to our critical accounting estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025.
Results of Operations
Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,		Percentage Increase (Decrease)
	2025	2024
	(in thousands)
Revenues, net:	$2,380	$2,086	14%
Costs and expenses:
Cost of royalties	14	47	(70)%
Research and development	8,539	9,617	(11)%
General and administrative	3,984	4,891	(19)%
Other income (expense)	(459)	593	(177)%
Net loss	$(10,616)	$(11,876)	(11)%
Revenues, net
Revenues, net increased by $0.3 million, or 14%, in the three months ended March 31, 2025 as compared to the same period in 2024. Revenues, net is primarily comprised of royalties on net sales of Erivedge.
Cost of Royalties
Cost of royalties is comprised of amounts due to third-party university patent licensors in connection with Genentech and Roche's net sales of Erivedge.
Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase (Decrease)
	2025	2024
	(in thousands)
Direct research and development costs	$4,997	$4,937	1%
Employee related costs	3,130	4,184	(25)%
Facility related costs	412	496	(17)%
Total research and development expenses	$8,539	$9,617	(11)%

Research and development expenses decreased by $1.1 million, or 11%, in the three months ended March 31, 2025 as compared to the same period in 2024. The decrease was primarily attributable to lower employee related costs.
We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance emavusertib, including clinical and preclinical development costs, manufacturing, and payments to our collaborators and/or licensors.

General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended March 31,		Percentage Increase (Decrease)
	2025	2024
	(in thousands)
Employee related costs	$1,884	$2,370	(21)%
Professional, legal, and consulting costs	1,263	1,617	(22)%
Facility related costs	632	660	(4)%
Insurance costs	205	244	(16)%
Total general and administrative expenses	$3,984	$4,891	(19)%
General and administrative expenses decreased by $0.9 million, or 19%, in the three months ended March 31, 2025 as compared to the same period in 2024. The decrease was primarily attributable to lower employee related and professional, legal and consulting costs.
Other Income (Expense)
Other income (expense) decreased by $1.1 million, or 177%, in the three months ended March 31, 2025 as compared the same period in 2024. The decrease was primarily attributable to an increase in the expense related to the sale of future royalties and a decrease in interest income.
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
As of March 31, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $20.3 million, excluding restricted cash, long-term of $0.5 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase. We maintain cash balances with financial institutions in excess of insured limits.
Equity Offerings
In February 2024, we entered into an amended and restated sales agreement with Cantor Fitzgerald & Co. (“Cantor”) and JonesTrading Institutional Services LLC (“JonesTrading”) (the “2024 Sales Agreement”). Pursuant to the 2024 Sales Agreement, we can sell from time to time up to $100.0 million shares of the Company’s common stock through an “at-the-market offering” program under which Cantor and JonesTrading act as sales agents. The aggregate compensation payable to each of Cantor and JonesTrading is 3% of the gross proceeds from sales of the common stock sold by Cantor or JonesTrading, as applicable.
We did not sell any shares of common stock under the 2024 Sales Agreement during the three months ended March 31, 2025. As of March 31, 2025, $98.8 million of shares of common stock remained available for sale under the 2024 Sales Agreement. However, as long as our public float is under $75.0 million, we are restricted from selling shares of our common stock under our shelf registration statement on Form S-3, including those sold under the 2024 Sales Agreement to an amount, in aggregate, that is no more than one-third of our public float during the 12 month period immediately prior to, and including, any such sale.
In October 2024, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we issued and sold: (i) in a registered direct offering, 2,398,414 shares of our common stock and (ii) in a concurrent private placement, warrants to purchase up to an aggregate of 2,398,414 shares of our common stock, or the October 2024 Common Warrants, at an exercise price of $4.92 per share. We refer to the registered direct offering and concurrent private placement collectively as the October 2024 Offerings. The October 2024 Common Warrants were exercisable immediately upon closing on October 30, 2024 and will expire five years following the issuance date. The combined purchase price for one share of common stock and the associated October 2024 Common Warrant was $5.045. The net proceeds we received from the October

2024 Offerings were approximately $10.8 million, excluding the proceeds from any exercise of the October 2024 Common Warrants.
In March 2025, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we issued and sold: (i) in a registered direct offering, 1,974,432 shares of our common stock and (ii) in a concurrent private placement, (a) in lieu of Shares to certain investors, unregistered pre-funded warrants to purchase up to an aggregate of 2,184,009 shares our common stock, or the Pre-Funded Warrants, at an exercise price of $0.01 per share, and (b) unregistered warrants, or the March 2025 Common Warrants, to purchase up to an aggregate of 8,316,882 shares of our common stock, at an exercise price of $2.41 per share. We refer to the Pre-Funded Warrants and March 2025 Common Warrants collectively as “Unregistered March 2025 Warrants” and the registered direct offering and concurrent private placement collectively as the March 2025 Offerings. Each Pre-Funded Warrant was exercisable immediately upon issuance and continuing through and including the date the Pre-Funded Warrant is exercised in full. Each March 2025 Common Warrant will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares of common stock upon exercise of the March 2025 Common Warrants and will have a term of five years from the date of issuance. The shareholders will vote on the proposal for the approval of the March 2025 Common Warrants at the annual meeting of stockholders scheduled for May 20,
2025. The combined purchase price for one share of our common stock and the associated March 2025 Common Warrant was $2.41. The combined purchase price for one Pre-Funded Warrant and the associated March 2025 Common Warrant was $2.40. The net proceeds we received from the March 2025 Offerings were approximately $8.8 million, excluding the proceeds from any exercise of the Unregistered Warrants.
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
As upfront consideration for the purchase of the royalty rights, at closing the Purchasers paid to Curis Royalty $65.0 million less certain transaction expenses. For further discussion please refer to Note 6, Liability Related to the Sale of Future Royalties, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
The Oberland Purchase Agreement has default provisions, that if triggered, would require Curis Royalty to repurchase at a price, or the Put/Call Price, equal to 250% of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. As of March 31, 2025, the Put/Call Price was approximately $108.2 million.
Cash Flows from Operating Activities
Cash flows from operating activities consist of our net loss adjusted for various non-cash items and changes in operating assets and liabilities. Cash used in operating activities during the three months ended March 31, 2025 and 2024 was $7.3 million and $13.2 million, respectively. Net cash used in operations decreased by $6.0 million due to decreased operating expenses and timing of payments.
Cash Flows from Investing Activities
There was no cash provided by or used in investing activities during the three months ended March 31, 2025. Cash provided by investing activities during the three months ended March 31, 2024 was $18.9 million. Cash provided by investing activities during the prior period was primarily due to investment activity from purchases and sales or maturities of investments.
Cash Flows from Financing Activities
Cash provided by financing activities was $7.5 million and cash used in financing activities was $2.4 million during the three months ended March 31, 2025 and 2024, respectively. Cash provided by financing activities during the three months ended March 31, 2025 was primarily due to proceeds from the March 2025 Offerings, partially offset by payments related to the Oberland Purchase Agreement. Cash used in financing activities during the three months ended March 31, 2024 was due to payments related to the Oberland Purchase Agreement.
Funding Requirements
We have incurred significant losses since our inception. As of March 31, 2025, we had an accumulated deficit of approximately $1.3 billion. We will require substantial funds in the immediate term to continue our research and development program and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for emavusertib as well as development candidates we have and continue to license under our collaboration with Aurigene. We will require substantial additional capital in the immediate term to fund the further development of emavusertib and our general and administrative costs. Moreover, our agreements with collaborators impose significant potential financial obligations on us.
Based upon our current operating plan, we believe that our existing cash and cash equivalents of $20.3 million as of March 31, 2025, should enable us to fund our existing operations into the fourth quarter of 2025. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our current cash and cash equivalents are not expected to fund our operations beyond 12 months from the date of filing this Quarterly Report on Form 10-Q. See Note 1, Nature of Business, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern. Our resources are focused on emavusertib. If we are unable to obtain sufficient funding, we will be forced to delay, reduce in scope or eliminate our research and development program for emavusertib, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, emavusertib, which would adversely affect our business prospects and our ability to continue operations, and would have a negative impact on our financial condition and our ability to pursue our business strategies. We have faced and expect to continue to face substantial difficulty in raising capital. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us, or at all. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. Our failure to raise capital through a financing or strategic alternative as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to obtain sufficient capital, we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
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
Contractual Obligations
There have been no material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1A.    RISK FACTORS
We are subject to a number of risks that could materially and adversely affect our business, financial condition, and results of operations and future prospects, including those identified in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025, and the updated risk factors set forth below.
Changes in and uncertainty surrounding U.S. trade policy could have a material adverse impact on our business, financial condition and results of operations.
We rely on third party contract manufacturing organizations, or CMOs, to produce our product candidate. One of our CMOs has a Chinese subcontractor that produces regulatory starting materials. Another CMO operates in Canada and produces our drug product. The Trump Administration has recently imposed a series of tariffs on U.S. trading partners. On April 2, 2025, the President issued an Executive Order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. The 10% baseline reciprocal tariff on all countries remains in effect, in addition to the tariffs on China (which were a minimum of 145% as of April 21, 2025 and Canada and Mexico (which were 25% as of April 21, 2025 for goods that are not covered by the USMCA). Sustained uncertainty about, or the further escalation of, trade and political tensions could result in a disadvantageous manufacturing environment in China and Canada.
Separately, on April 16, 2025, the U.S. Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The investigation will examine the impact of these imports on U.S. national security culminating in a decision by the President whether to take action to remedy any identified threats, including by imposing additional tariffs. The statute provides that the U.S. Department of Commerce report must be completed within 270 days of initiation of the investigation and that the President must decide whether to act within 90 days of receiving the report.
As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact to our costs of materials and production processes, and supply chain disruptions and delays as a result of any new tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner from China, Canada, or other countries due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.
Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development program and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.
The U.S. Food and Drug Administration, or FDA, and comparable regulatory agencies in foreign jurisdictions, such as the European Medicines Agency, or EMA, and the EMA’s Committee for Medicinal Products for Human Use, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including investigational new drug applications, or INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.
For example, the recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump's E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of the Department of Health and Human Services, or HHS, announced on March 27, 2025, a reorganization and Reduction in Force, or RIF, across HHS of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce to decrease by 3,500 full-time employees. Shortly thereafter, thousands of employees at the FDA were fired on April 1, 2025. Subsequently, there have been reports from the preliminary budget memorandum for HHS that the administration will propose an additional 30% cut in the overall budget for HHS, with a reduction of $700 million in funding at the FDA ($7.2 billion to $6.5 billion) for the 2026 federal fiscal year.
Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act, or PDUFA, it remains unclear how the administration’s RIF and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA RIF did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. In addition, while currently unclear, there is a risk that the RIF and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.
There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump Administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, the President has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include E.O. 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; E.O. 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and E.O. 14219, Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency” Deregulatory Initiative,” February 21, 2025. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
Similarly, actions by the U.S. government have significantly disrupted the operations of U.S. government agencies such as the National Institutes of Health, National Science Foundation, Centers for Disease Control and Prevention, and FDA, which have traditionally provided funding for basic research, research and development, and clinical testing. These U.S. government actions have included, among other things, suspending, terminating and withholding of disbursements of funds owed under ongoing contracts, grants, and other financial assistance agreements; declining to continue multi-year research projects for additional annual budget periods; canceling or delaying solicitations for new contract, grant and other financial assistance awards; canceling or delaying proposal evaluation processes and issuance of such new awards; substantially reducing federal agency staff responsible for managing contract and financial assistance programs; eliminating agency information and resources for facilitating research activity; delaying or terminating federal agency procedures for authorizing international transactions; initiating aggressive enforcement actions that may disrupt the operations of major research universities that are significant contributors to life sciences research in the U.S., and threatening access to federal agency contracts and other funding awards based on companies’ otherwise lawful corporate policies and choice of counsel. These U.S. government actions could, directly or indirectly, significantly disrupt, delay, prevent, or increase the costs of our research and product commercialization programs, including our ability to develop new product candidates, conduct clinical trials, implement research collaborations with other companies or institutions, and obtain approvals to market and sell new products.
In addition, government funding of the Securities and Exchange Commission, or SEC, and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. For example, during the pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.
Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the agency’s review and processing of our regulatory submissions, including INDs and new drug applications/biologics license applications, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
Item 5.    OTHER INFORMATION
Director and Executive Officer Trading Arrangements
During the first quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6.    EXHIBITS

Exhibit Number	Description
4.1	Form of Unregistered Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2025)
4.2	Form of Unregistered Common Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 28, 2025)
10.1
Form of Securities Purchase Agreement, dated March 28, 2025, by and among Curis, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2025)

10.2
Registration Rights Agreement, dated March 28, 2025, by and among Curis, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 28, 2025

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
**Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURIS, INC.

Dated:	May 6, 2025	By:	/S/ JAMES E. DENTZER
James E. Dentzer
President and Chief Executive Officer
(Principal Executive Officer)

CURIS, INC.

		By:	/S/ DIANTHA DUVALL
Diantha Duvall
Chief Financial Officer
(Principal Financial and Accounting Officer)