Form 10-Q
period 2025-06-30
CURIS INC
filed 2025-08-05
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 1, 2025, there were 12,498,853 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CURIS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements and Industry Data
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report are statements that could be deemed forward-looking statements, including without limitation any statements with respect to the plans, strategies and objectives of management for future operations; statements concerning product research, development and commercialization plans, timelines and anticipated results; statements of expectation or belief; statements with respect to clinical trials and studies; statements with respect to royalties and milestones; statements with respect to the therapeutic potential of drug candidates; expectations of revenue, expenses, earnings or losses from operations, or other financial results; and statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words such as “expect(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “focus(es)”, “plans”, “mission”, “strategy”, “potential”, “estimate(s)”, “opportunity”, “intend”, “project”, “seek”, “should”, “would”, “likelihood”, and similar expressions, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements may include, but are not limited to, statements about:
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
•our ability to meet and continue meeting the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”);
•our competitive position; and
•our intellectual property position.
Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. We therefore caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in these forward-looking statements include the factors discussed below under the heading “Risk Factor Summary” and the risk factors detailed further in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by the risk factors discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
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

Risk Factor Summary
Investment in our securities involves risk. You should carefully consider the following summary of what we believe to be the principal risks facing our business, in addition to the risks described more fully in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by the risk factors discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and other information included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.
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
•Any allegation of an event of default under the Oberland Purchase Agreement could have a material adverse effect on our business, financial condition and stock price, including our ability to continue as a going concern.
•If we are not able to attract and retain key management and scientific personnel and advisors, we may not successfully develop emavusertib or achieve our other business objectives.
•We are not in compliance with the requirements for continued listing on the Nasdaq Capital Market. If we fail to regain and maintain compliance with Nasdaq’s requirements, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.

PART I—FINANCIAL INFORMATION
Item 1.    UNAUDITED FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$10,138	$19,997
Accounts receivable	2,752	3,349
Prepaid expenses and other current assets	1,529	3,039
Total current assets	14,419	26,385
Property and equipment, net	130	231
Restricted cash, long-term	544	544
Operating lease right-of-use asset	2,543	3,163
Other assets	2,616	1,960
Goodwill	8,982	8,982
Total assets	$29,234	$41,265
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,097	$3,024
Accrued liabilities	6,657	7,111
Current portion of operating lease liability	1,265	1,336
Current portion of liability related to sale of future royalties	7,353	7,556
Total current liabilities	19,372	19,027
Long-term operating lease liability	1,044	1,618
Liability related to the sale of future royalties, net	22,804	26,618
Total liabilities	43,220	47,263
Stockholders’ deficit:
Preferred stock, $0.01 par value—5,000,000 shares authorized, no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value—68,343,750 shares authorized, 10,708,393 shares issued and outstanding at June 30, 2025; 34,171,875 shares authorized, 8,487,818 shares issued and outstanding at December 31, 2024	107	85
Additional paid-in capital	1,244,915	1,233,716
Accumulated deficit	(1,259,008)	(1,239,799)
Total stockholders’ deficit	(13,986)	(5,998)
Total liabilities and stockholders’ deficit	$29,234	$41,265

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues, net	$2,749	$2,546	$5,129	$4,632
Operating expenses:
Cost of royalties	16	12	30	59
Research and development	7,458	10,254	15,997	19,871
General and administrative	3,526	4,792	7,510	9,683
Total operating expenses	11,000	15,058	23,537	29,613
Loss from operations	(8,251)	(12,512)	(18,408)	(24,981)
Other income:
Interest income	92	701	185	1,216
Income (expense) related to the sale of future royalties	(434)	8	(986)	86
Total other income (expense)	(342)	709	(801)	1,302
Net loss	$(8,593)	$(11,803)	$(19,209)	$(23,679)
Net loss per common share (basic and diluted)	$(0.68)	$(2.03)	$(1.82)	$(4.08)
Weighted average common shares (basic and diluted)	12,627,640	5,818,416	10,572,182	5,801,000

Net loss	$(8,593)	$(11,803)	$(19,209)	$(23,679)
Other comprehensive income:
Unrealized loss on marketable securities	—	(296)	—	(187)
Comprehensive loss	$(8,593)	$(12,099)	$(19,209)	$(23,866)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
December 31, 2024	8,487,818	$85	$1,233,716	$(1,239,799)	$(5,998)
Stock-based compensation	—	—	1,164	—	1,164
Issuance of common stock in connection with March 2025 Offerings, net of issuance costs	1,974,432	20	2,202	—	2,222
Issuance of pre-funded warrants in connection with March 2025 Offerings, net of issuance costs	—	—	2,447	—	2,447
Issuance of common warrants in connection with March 2025 Offerings, net of issuance costs	—	—	4,174	—	4,174
Net loss	—	—	—	(10,616)	(10,616)
March 31, 2025	10,462,250	$105	$1,243,703	$(1,250,415)	$(6,607)
Stock-based compensation	—	—	1,135	—	1,135
Issuance of common stock under employee benefit plans, net of shares received to settle minimum tax obligation for vesting of restricted stock awards	24,388	—	77	—	77
Cancellation of restricted stock awards	(500)	—	—	—	—
Exercise of pre-funded warrants	222,255	2	—	—	2
Net loss	—	—	—	(8,593)	(8,593)
June 30, 2025	10,708,393	$107	$1,244,915	$(1,259,008)	$(13,986)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
December 31, 2023	5,894,085	$59	$1,215,792	$(1,196,410)	$229	$19,670
Stock-based compensation	—	—	1,559	—	—	1,559
Unrealized gain on marketable securities	—	—	—	—	109	109
Net loss	—	—	—	(11,876)	—	(11,876)
March 31, 2024	5,894,085	$59	$1,217,351	$(1,208,286)	$338	$9,462
Stock-based compensation	—	—	1,704	—	—	1,704
Issuance of common stock under employee benefit plans, net of shares received to settle minimum tax obligation for vesting of restricted stock awards	(9,483)	—	78	—	—	78
Issuance of shares in connection with 2024 Sales Agreement, net of issuance costs	19,676	—	161	—	—	161
Unrealized loss on marketable securities	—	—	—	—	(296)	(296)
Net loss	—	—	—	(11,803)	—	(11,803)
June 30, 2024	5,904,278	$59	$1,219,294	$(1,220,089)	$42	$(694)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(19,209)	$(23,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101	126
Non-cash lease expense	620	687
Stock-based compensation expense	2,299	3,263
Non-cash activity related to the sale of future royalties	3	(86)
Amortization of premiums and discounts on investments	—	(450)
Changes in operating assets and liabilities:
Accounts receivable	597	248
Prepaid expenses and other assets	854	(783)
Accounts payable and accrued liabilities	119	(3,074)
Operating lease liability	(645)	(619)
Total adjustments	3,948	(688)
Net cash used in operating activities	(15,261)	(24,367)
Cash flows from investing activities:
Purchase of investments	—	(18,098)
Sales and maturities of investments	—	29,650
Net cash provided by investing activities	—	11,552
Cash flows from financing activities:
Proceeds from issuance of common stock, pre-funded warrants, and common warrants, net of issuance costs	9,422	291
Payment of liability of future royalties, net of imputed interest	(4,020)	(4,161)
Net cash provided by (used in) financing activities	5,402	(3,870)
Net decrease in cash and cash equivalents and restricted cash	(9,859)	(16,685)
Cash and cash equivalents and restricted cash, beginning of period	20,541	27,225
Cash and cash equivalents and restricted cash, end of period	$10,682	$10,540
Supplemental cash flow data:
Issuance costs in accrued expenses and accounts payable	$808	$52
Cash paid for interest	$802	$—
Increase in right-of-use assets and operating lease liabilities	$—	$1,383
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$10,138	$9,996
Restricted cash, long-term	544	544
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$10,682	$10,540

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
The Company will require substantial funds in the immediate term to maintain its research and development program and support operations. The Company has incurred losses and cash outflows from operations since its inception. The Company had an accumulated deficit of $1.3 billion as of June 30, 2025, and incurred a net loss of $19.2 million and used $15.3 million of cash in operations for the six months ended June 30, 2025. The Company expects to continue to generate operating losses in the foreseeable future.
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has concluded there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued. Based on the Company's $10.1 million of existing cash and cash equivalents at June 30, 2025, together with the proceeds from the July 2025 Offerings, recurring losses and cash outflows from operations since inception, an expectation of continuing losses and cash outflows from operations for the foreseeable future and the need to raise substantial additional capital to finance the Company's future operations, the Company concluded it does not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Quarterly Report on Form 10-Q. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.
The Company plans to seek additional funding through a number of potential avenues, including private or public equity financings, collaborations, or other strategic transactions. The Company has faced and expects to continue to face substantial difficulty in raising capital. The Company may not be able to obtain funding on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. The Company’s ability to raise additional funds will depend on, among other factors, financial, economic and market conditions, as well as maintaining the Company's listing on Nasdaq, many of which are outside of its control, and it may be unable to raise financing when needed, or on terms favorable to the Company. If necessary funds are not available, the Company will have to delay, reduce the scope of, or eliminate its development of emavusertib, potentially delaying the time to market for or preventing the marketing of emavusertib, which would have a material adverse effect on the Company’s operations and future prospects. If the Company is unable to obtain sufficient capital, the Company would be unable to fund its operations and may be required to evaluate alternatives, which could include dissolving and liquidating its assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when the Company would otherwise exhaust its cash resources. If the Company decides to dissolve and liquidate its assets or to seek protection under the bankruptcy laws, it is unclear to what extent the Company would be able to pay its obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
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
In the opinion of the management of the Company, the unaudited Condensed Consolidated Financial Statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at June 30, 2025; the results of operations for the three and six-month periods ended June 30, 2025 and 2024; stockholders' equity (deficit) for the three and six-month periods ended June 30, 2025 and 2024; and the cash flows for the six-month periods ended June 30, 2025 and 2024. The Condensed Consolidated Balance Sheet at December 31, 2024 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
The Company classified $0.5 million of its cash as restricted cash as of both June 30, 2025 and December 31, 2024. These amounts represent the security deposit associated with the Company’s Lexington, Massachusetts headquarters.
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
The lease payments used to determine the operating lease asset may include lease incentives and stated rent increases and are recognized as an operating lease right-of-use asset in the Condensed Consolidated Balance Sheets. The Company's lease agreements may include both lease and non-lease components, which may be accounted for as a single lease component when the payments are fixed. Variable payments included in the lease agreement are expensed as incurred.
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
In July 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted in the U.S. The OBBB includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, restoration of favorable tax treatment for certain business provisions including the expensing of domestic research and development expenditures, and modifications to the international tax framework. Certain provisions will take effect beginning in 2026, while others apply retroactively to January 1, 2025. The Company is currently evaluating the impact on the income tax disclosures within the Consolidated Financial Statements.

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
In accordance with the fair value hierarchy, the following tables show the fair value as of June 30, 2025 and December 31, 2024 of those financial assets that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value.

(in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2025:
Cash equivalents:
Money market funds	$364	$—	$—	$364
Total	$364	$—	$—	$364

(in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2024:
Cash equivalents:
Money market funds	$17,201	$—	$—	$17,201
Total	$17,201	$—	$—	$17,201
4.     Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Employee related costs	$1,630	$3,255
Research and development costs	3,870	3,049
Professional and legal fees	1,130	771
Other	27	36
Total	$6,657	$7,111

5.     Lease
The Company has a single lease for real estate, including laboratory and office space, and certain equipment, in Lexington, Massachusetts which commenced on May 1, 2020. The lease will expire on April 30, 2027.

As of June 30, 2025, the Company had an operating lease liability of $2.3 million and related right-of-use asset of $2.5 million related to its operating lease. As of December 31, 2024, the Company had an operating lease liability of $3.0 million and related right-of-use asset of $3.2 million related to its operating lease.
The Company recorded lease cost of $0.4 million for each of the three months ended June 30, 2025 and 2024. The Company recorded lease cost of $0.7 million and $0.8 million during the six months ended June 30, 2025 and 2024, respectively. The Company paid $0.4 million in rent during each of the three months ended June 30, 2025 and 2024. The Company paid $0.8 million in rent during each of the six months ended June 30, 2025 and 2024. The discount rate associated with the Company’s right-of-use asset is 10%.
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
The Oberland Purchase Agreement provides that after the occurrence of an event of default as defined under the security agreement by Curis Royalty, the Purchasers shall have the option, for a period of 180 days, to require Curis Royalty to repurchase a portion of certain royalty and royalty related payments, excluding a portion of non-U.S. royalties retained by Curis Royalty (referred to as the “Purchased Receivables”), at a price (referred to as the “Put/Call Price”), equal to 250% of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. The Company concluded that this put option is an embedded derivative that requires bifurcation from the deferred royalty obligation and evaluates the fair value of the put option each reporting period. The estimated fair value of the put option is immaterial as of June 30, 2025 and December 31, 2024. Additionally, Curis Royalty shall have the option at any time to repurchase the Purchased Receivables at the Put/Call Price as of the date of such repurchase. No events of default have occurred as of June 30, 2025.
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
The Company determined the fair value of the liability related to the sale of future royalties at the time of the Oberland Purchase Agreement to be $65.0 million, with a current effective annual imputed interest rate of 6.1%. The Company incurred $0.6 million of transaction costs in connection with the Oberland Purchase Agreement. These transaction costs are being amortized to imputed interest expense over the estimated term of the Oberland Purchase Agreement. The carrying value of the liability related to the sale of future royalties approximates fair value as of June 30, 2025 and is based on the Company’s current estimates of future royalties expected to be paid to the Purchasers over the life of the arrangement, which are considered Level 3 inputs.
The following table shows the activity with respect to the liability related to the sale of future royalties during the six months ended June 30, 2025.

(in thousands)
Carrying value of liability related to the sale of future royalties at December 31, 2024	$34,174
Imputed interest expense	956
Other	31
Less: payments to the Purchasers	(5,004)
Carrying value of liability related to the sale of future royalties at June 30, 2025	30,157
Less current portion	7,353
Carrying value of liability related to the sale of future royalties at June 30, 2025, net of current portion	$22,804

7.     Research and Development Collaborations

(a)Genentech
In June 2003, the Company licensed its proprietary Hedgehog pathway antagonist technologies to Genentech for human therapeutic use. Erivedge is being commercialized by Genentech in the U.S. and by Genentech’s parent company, Roche, outside of the U.S. for the treatment of advanced BCC.
Pursuant to the collaboration agreement, the Company is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5%. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances. Cost of royalties comprises payments to university licensors and was not material for each of the three and six months ended June 30, 2025 and 2024.
The Company had account receivables from Genentech under this collaboration of $2.8 million and $3.3 million as of June 30, 2025 and December 31, 2024, respectively, in its Condensed Consolidated Balance Sheets.
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
As of June 30, 2025, the Company has licensed the following programs under the collaboration:
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
8.     Stockholder's Equity/(Deficit)
(a)Charter Amendment
In May 2025, the Company's stockholders approved an increase to the number of authorized shares of its common stock from 34,171,875 shares to 68,343,750 shares.
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
The Company did not sell any shares of common stock under the 2024 Sales Agreement during the six months ended June 30, 2025. As of June 30, 2025, $98.8 million of shares of common stock remained available for sale under the 2024 Sales

Agreement. On July 1, 2025, the Company notified Cantor and JonesTrading that it terminated the prospectus, dated April 12, 2024, related to the 2024 Sales Agreement. The Company will not make any sales of its common stock pursuant to the 2024 Sales Agreement unless and until a new prospectus relating to the shares of common stock to be issued and sold pursuant to the 2024 Sales Agreement is filed. The 2024 Sales Agreement remains in full force and effect and the Company may issue and sell additional shares of its common stock thereunder in the future, provided the Company has an effective registration statement including a prospectus relating to such offers and sales at such time. However, as long as the Company’s public float is under $75.0 million, it is restricted from selling shares of its common stock under its shelf registration statement on Form S-3, including those sold under the 2024 Sales Agreement to an amount, in aggregate, that is no more than one-third of the Company’s public float during the 12 month period immediately prior to, and including, any such sale.
(c)October 2024 Offerings
In October 2024, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold: (i) in a registered direct offering, 2,398,414 shares of the Company's common stock and (ii) in a concurrent private placement, warrants to purchase up to an aggregate of 2,398,414 shares of the Company's common stock (the “October 2024 Common Warrants”), at an exercise price of $4.92 per share. The registered direct offering and concurrent private placement are collectively referred to as the “October 2024 Offerings”. The October 2024 Common Warrants were exercisable immediately upon closing on October 30, 2024 and will expire five years following the issuance date. The combined purchase price for one share of common stock and the associated October 2024 Common Warrant was $5.045. The net proceeds to the Company from the October 2024 Offerings were approximately $10.8 million, excluding the proceeds from any exercise of the October 2024 Common Warrants.
The Company concluded the October 2024 Common Warrants meet the equity scope exception under ASC 815-40. The total net proceeds were allocated to the common stock and the October 2024 Common Warrants based on the relative fair value. The relative fair value of the common stock and October 2024 Common Warrants were $6.0 million and $4.8 million, respectively.
(d)March 2025 Offerings
In March 2025, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold: (i) in a registered direct offering, 1,974,432 shares of the Company’s common stock and (ii) in a concurrent private placement, (a) in lieu of shares to certain investors, pre-funded warrants to purchase up to an aggregate of 2,184,009 shares of common stock (the “ March 2025 Pre-Funded Warrants”), at an exercise price of $0.01 per share, and (b) warrants (the “March 2025 Common Warrants”) to purchase up to an aggregate of 8,316,882 shares of common stock, at an exercise price of $2.41 per share. The March 2025 Pre-Funded Warrants and the March 2025 Common Warrants are collectively referred to as “March 2025 Warrants”. The registered direct offering and concurrent private placement are collectively referred to as the “March 2025 Offerings”. Each March 2025 Pre-Funded Warrant was exercisable immediately upon issuance and continuing through and including the date the March 2025 Pre-Funded Warrant is exercised in full. Each March 2025 Common Warrant was exercisable beginning on the effective date of stockholder approval of the issuance of the shares of common stock upon exercise of the March 2025 Common Warrants, which occurred on May 20, 2025, and will have a term of five years from the date of issuance. The combined purchase price for one share of the Company's common stock and the associated March 2025 Common Warrant was $2.41. The combined purchase price for one March 2025 Pre-Funded Warrant and the associated March 2025 Common Warrant was $2.40. The net proceeds to the Company from the March 2025 Offerings were approximately $8.8 million, excluding the proceeds from any exercise of the March 2025 Warrants.
The Company concluded that both the March 2025 Pre-Funded Warrants and the March 2025 Common Warrants meet the equity scope exception under ASC 815-40. The total net proceeds were allocated to common stock, March 2025 Pre-Funded Warrants, and March 2025 Common Warrants based on their relative fair values. The relative fair value of the common stock, March 2025 Pre-Funded Warrants, and March 2025 Common Warrants were $2.2 million, $2.4 million, and $4.2 million, respectively.

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
During the three and six months ended June 30, 2025, 222,255 shares of common stock were issued upon the exercise of March 2025 Pre-Funded Warrants.
(e)July 2025 Offerings
In July 2025, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold: (i) in a registered direct offering, 1,538,460 shares of the Company's common stock and (ii) in a concurrent private placement, (a) in lieu of shares to certain investors, unregistered pre-funded warrants to purchase up to an aggregate of 1,538,461 shares of common stock (the “July 2025 Pre-Funded Warrants”), at an exercise price of $0.01 per share, and (b) unregistered warrants (the “July 2025 Common Warrants”) to purchase up to an aggregate of 3,076,921 shares of common stock, at an exercise price of $2.15 per share. The July 2025 Pre-Funded Warrants and the July 2025 Common Warrants are collectively referred to as “Unregistered July 2025 Warrants”. The registered direct offering and concurrent private placement are collectively referred to as the “July 2025 Offerings”. Each July 2025 Pre-Funded Warrant was exercisable immediately upon issuance and continuing through and including the date the July 2025 Pre-Funded Warrant is exercised in full. Each July 2025 Common Warrant was exercisable immediately upon issuance and has a term of five years from the date of issuance. The combined purchase price for one share of the Company's common stock and the associated July 2025 Common Warrant was $2.275. The combined purchase price for one July 2025 Pre-Funded Warrant and the associated July 2025 Common Warrant was $2.265. The net proceeds to the Company from the July 2025 Offerings were approximately $6.0 million, excluding the proceeds from any exercise of the Unregistered July 2025 Warrants.
9.     Stock Plans and Stock-Based Compensation
As of June 30, 2025, the Company had two stockholder-approved, stock-based compensation plans: (i) the Fifth Amended and Restated 2010 Stock Incentive Plan, as amended (“2010 Plan”) and (ii) the Amended and Restated 2010 Employee Stock Purchase Plan (“ESPP”). New employees are generally issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan (“Inducement Awards”).
The Fifth Amended and Restated 2010 Stock Incentive Plan
The 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiaries at prices determined by the Company’s board of directors. In May 2025, the Company's stockholders approved an amendment to the 2010 Plan to reserve an additional 1,255,000 shares of common stock for issuance under the 2010 Plan. The Company can issue up to 3,356,600 shares of its common stock pursuant to awards granted under the 2010 Plan. Options vest and become exercisable based on a schedule determined by the board of directors and expire up to ten years from the date of grant. The 2010 Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights (“SARs”) will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3 shares per share under the award to be removed from the available share pool.
As of June 30, 2025, the Company granted options to employees, executive officers, and non-employee directors with an exercise price equal to the closing price of the Company's common stock on the grant date. The Company granted employees restricted stock awards ("RSAs") and restricted stock units ("RSUs") at no cost. As of June 30, 2025, 707,694 shares remained available for grant under the 2010 Plan.
During the six months ended June 30, 2025, the Company’s board of directors granted options to purchase 1,108,400 shares of the Company’s common stock to executive officers and employees of the Company under the 2010 Plan. These options vest and become exercisable as to 25% of the shares underlying the award after the first year and as to an additional

6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four year period.
During the six months ended June 30, 2025, the Company’s board of directors granted 350,600 RSUs to employees of the Company under the 2010 Plan. These RSUs vest and become exercisable as to 25% of the shares underlying the award annually on the date of grant, based upon continued employment over a four year period.
During the six months ended June 30, 2025, the Company’s board of directors granted options to its non-employee directors to purchase 80,000 shares of common stock under the 2010 Plan, which will vest and become exercisable one year from the date of grant.
Inducement Awards
The Company grants Inducement Awards to certain new employees. These options generally vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option on each successive quarter thereafter. During the six months ended June 30, 2025, the Company’s board of directors granted Inducement Awards to purchase 200,000 shares of common stock. These options were granted at an exercise price that equaled the closing market price of the Company’s common stock on the grant date.
Stock Options
A summary of stock option activity under the 2010 Plan and Inducement Awards are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2024	1,160,251	$33.44	7.19	$—
Granted	1,388,400	3.04
Exercised	—	—
Canceled/Forfeited	(122,121)	10.57
Outstanding, June 30, 2025	2,426,530	$17.30	8.17	$—
Exercisable at June 30, 2025	774,125	$45.01	5.64	$—
Vested and unvested expected to vest at June 30, 2025	2,426,530	$17.30	8.17	$—
The weighted average grant date fair values of the stock options granted during the six months ended June 30, 2025 and 2024 were $2.13 and $9.71, respectively, and were calculated using the following estimated assumptions under the Black-Scholes option pricing model:

	Six Months Ended June 30,
	2025	2024
Expected term (years)	6.0	6.0
Risk free interest rate	3.9% - 4.4%	3.9% - 4.3%
Expected volatility	113% - 114%	114% - 116%
Expected dividends	None	None
As of June 30, 2025, there was $6.0 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, which is expected to be recognized as expense over a weighted average period of 2.6 years. There were no employee stock options exercised during each of the six months ended June 30, 2025 and 2024.

Restricted Stock Awards
The following table presents a summary of RSAs under the 2010 Plan as of June 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2024	40,137	$18.20
Awarded	—	—
Vested	(39,637)	18.20
Forfeited	(500)	18.20
Unvested, June 30, 2025	—	$—
Restricted Stock Units
The following table presents a summary of RSUs under the 2010 Plan as of June 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2024	—	$—
Awarded	350,600	3.13
Vested	—	—
Forfeited	(67,100)	3.13
Unvested, June 30, 2025	283,500	3.13
As of June 30, 2025, there was $0.8 million of unrecognized compensation costs related to RSUs, which are expected to be recognized as expense over a remaining weighted average period of 3.6 years.
Amended and Restated 2010 Employee Stock Purchase Plan
The Company has reserved 500,000 shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning of the enrollment period or ending date of the purchase period within a two-year enrollment period, as defined. The Company has four six-month purchase periods per each two-year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two-year enrollment resets at the new lower stock price. During the three and six months ended June 30, 2025, 36,649 shares were issued under the ESPP. During the three and six months ended June 30, 2024, 11,307 shares were issued under the ESPP. As of June 30, 2025, there were 357,814 shares available for future purchase under the ESPP.
Stock-Based Compensation Expense
For the three and six months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense to the following line items in its costs and expenses section of the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development	$492	$737	$1,084	$1,546
General and administrative	643	967	1,215	1,717
Total stock-based compensation expense	$1,135	$1,704	$2,299	$3,263

10.     Loss Per Common Share
Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three and six months ended June 30, 2025 and 2024, because the effect of adjusting the weighted average number of common shares outstanding during the period for the potential dilutive effect of common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. The 1,961,754 shares of common stock underlying the outstanding March 2025 Pre-Funded Warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share, basic and diluted, attributable to common stockholders because the shares may be issued for little or no consideration, they are fully vested, and the March 2025 Pre-Funded Warrants are immediately exercisable upon their issuance date.
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2025	2024
Anti-dilutive common stock equivalents:
October 2024 Common Warrants	2,398,414	—
March 2025 Common Warrants	8,316,882	—
Stock options outstanding	2,426,530	1,226,714
Unvested RSAs	—	40,137
Unvested RSUs	283,500	—
Total anti-dilutive common stock equivalents	13,425,326	1,266,851
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
In addition to the significant categories included within net loss presented on the Company's Condensed Consolidated Statement of Operations, the following table is representative of the significant expense categories for the three and six months ended June 30, 2025 and 2024, including a reconciliation to Net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues, net	$2,749	$2,546	$5,129	$4,632

Direct research and development expenses	4,278	5,571	9,275	10,508
Research and development employee related costs	2,771	4,185	5,901	8,369
General and administrative employee related costs	1,962	2,631	3,846	5,001
Professional, legal, and consulting costs	820	1,298	2,083	2,915
Other segment items (1)	1,511	664	3,233	1,518
Net loss	$8,593	$11,803	$19,209	$23,679
(1) Other operating expenses for the reportable segment include cost of royalties, facility related costs, insurance costs, and other income.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements, based on current expectations and related to future events and our future financial and operational performance, that involve risks and uncertainties. You should review the discussion above under the heading “Risk Factor Summary” and the risk factors detailed further in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by the risk factors discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used throughout this report, the terms “the Company,” “we,” “us,” and “our” refer to the business of Curis, Inc. and its wholly owned subsidiaries, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc.
Overview
We are a biotechnology company focused on the development of emavusertib (CA-4948), an orally available, small molecule inhibitor of Interleukin-1 receptor associated kinase, or IRAK4. Emavusertib is currently being evaluated in the TakeAim Lymphoma Phase 1/2 study (CA-4948-101) in patients with relapsed/refractory primary central nervous system lymphoma, or PCNSL, in combination with the BTK inhibitor ibrutinib, as a monotherapy in the TakeAim Leukemia Phase 1/2 study (CA-4948-102) in patients with relapsed/refractory, or R/R, acute myeloid leukemia, or AML, and R/R high risk myelodysplastic syndrome, or hrMDS, and as a frontline combination therapy with venetoclax and azacitidine in patents with AML (CA-4948-104). Emavusertib has received Orphan Drug Designation from the U.S. Food and Drug Administration, or FDA, for the treatment of PCNSL, AML and MDS and from the European Commission for the treatment of PCNSL. We, through our 2015 collaboration with Aurigene Discovery Technologies Limited, or Aurigene, have the exclusive license to emavusertib (CA-4948). We licensed our rights to Erivedge® to Genentech, Inc, or Genentech, a member of the Roche Group, under which Genentech is commercializing Erivedge® for the treatment of advanced basal cell carcinoma.
Emavusertib
We are focused on the development of emavusertib, an orally available, small molecule inhibitor of IRAK4. IRAK4 plays an essential role in the toll-like receptor, or TLR, and interleukin-1 receptor, or IL-1R, signaling pathways, which are frequently dysregulated in patients with cancer. TLRs and the IL-1R family signal through the adaptor protein Myeloid Differentiation Primary Response Protein 88, which results in the assembly and activation of IRAK4, initiating a signaling cascade that induces cytokine and survival factor expression mediated by the NF-κB protein complex. Many B-cell leukemias and lymphomas are associated with constitutive activation of the NF-κB protein complex, which contributes to these cancers' proliferation and survival. The B-cell receptor, or BCR, and TLR pathways drive NF-κB activation. Preclinical studies have demonstrated that targeting both the BCR and TLR pathways is more synergistic than targeting either pathway alone. Similarly, preclinical studies targeting IRAKi in combination with FMS‐like tyrosine kinase 3, or FLT3, have demonstrated the ability to overcome the adaptive resistance incurred when targeting FLT3 alone. In AML patient derived xenografts, emavusertib has shown monotherapy anti-tumor activity as well as synergy with both venetoclax and azacitidine. In the clinic, emavusertib has shown anti-tumor activity across a broad range of hematologic malignancies, including monotherapy activity in AML, particularly those with a FLT3 mutation. In non-Hodgkin's lymphoma patients, particularly in PCNSL, emavusertib has shown anti-tumor activity in combination with a Bruton Tyrosine Kinase, or BTK, inhibitor.
TakeAim Lymphoma
Emavusertib is currently undergoing testing in combination with ibrutinib, a BTK inhibitor, in a Phase 1/2 open-label, single arm expansion trial in patients with R/R PCNSL (NCT03328078), also known as the TakeAim Lymphoma Phase 1/2 study. In June 2022 and December 2023, we provided preliminary clinical data for patients with various hematological malignancies in the combination portion of the ongoing TakeAim Lymphoma Phase 1/2 study. In December 2023, we provided clinical and safety data of emavusertib in combination with ibrutinib in several non-Hodgkin's lymphoma subtypes, including PCNSL patients. In July and December 2024, emavusertib was granted Orphan Drug Designation by the European Commission and the FDA, respectively, for the treatment of patients with PCNSL. In September 2024 and March 2025, we provided additional clinical data of emavusertib in combination with ibrutinib in R/R PCNSL. In March 2025, we announced that we had completed productive meetings with both the European Committee for Medicinal Products for Human Use, or CHMP, and the FDA on the suitability of using the ongoing TakeAim Lymphoma Phase 1/2 study to support a potential accelerated regulatory path for a Conditional Marketing Authorization, or CMA, submission in Europe and a New Drug Application, or NDA, submission in the U.S. We expect additional data from this study in the fourth quarter of 2025.

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
AML Triplet Study
We have initiated a Phase 1 clinical study of emavusertib as an add-on agent to the combination of venetoclax and azacitidine in AML (2023-505828-58), which we refer to as the AML Triplet study. The AML Triplet study is currently being conducted in Spain, Germany, and Italy. The study is assessing the safety and tolerability of different dosing regimens of emavusertib in the triple combination in patients who achieved a complete remission on venetoclax and azacitidine, while remaining positive for minimal residual disease. We are continuing to evaluate different dosing regimens of emavusertib, venetoclax, and azacitidine.
Our Collaborations and License Agreements
We are party to a collaboration agreement with Genentech, a member of the Roche Group, under which Genentech and F. Hoffmann-La Roche Ltd, or Roche, are commercializing Erivedge® (vismodegib), a first-in-class orally administered small molecule Hedgehog signaling pathway antagonist. Erivedge is approved for the treatment of advanced basal cell carcinoma, or BCC.
In January 2015, we entered into an exclusive collaboration agreement with Aurigene, which was amended in September 2016, February 2020, and September 2024, for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology worldwide, except for India and Russia, which are territories retained by Aurigene. We currently have licensed the IRAK4 (including emavusertib), PD1/TIM3, and the immuno-oncology programs under the Aurigene collaboration.
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
Liquidity and Events that Raise Substantial Doubt About Our Ability to Continue as a Going Concern
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, royalties and research and development funding from our corporate collaborators, and the monetization of certain royalty rights. We have never been profitable on an annual basis and had an accumulated deficit of $1.3 billion as of June 30, 2025. For the six months ended June 30, 2025, we incurred a net loss of $19.2 million and used $15.3 million of cash in operations.
We expect to continue to generate operating losses in the foreseeable future. In July 2025, we completed a registered direct offering and concurrent private placement, or July 2025 Offerings, for net proceeds of approximately $6.0 million. Based upon our current operating plan, we believe that our $10.1 million of existing cash and cash equivalents as of June 30, 2025, together with the proceeds from the July 2025 Offerings, should enable us to fund our existing operations into the first quarter of 2026. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our current cash and cash equivalents are not expected to fund our operations beyond 12 months from the date of filing this Quarterly Report on Form 10-Q. We will require substantial additional funds in the immediate term to maintain our research and development program and support operations. See “Liquidity and Capital Resources—Funding Requirements” below and Note 1, Nature of Business, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.
We will need to generate significant revenues to achieve profitability, and do not expect to achieve profitability in the foreseeable future, if at all. We will require substantial additional funding in the immediate term to fund the development of emavusertib through regulatory approval and commercialization, and to support our continued operations. We will need to seek additional funding through a number of potential avenues, including private or public equity financings, collaborations, or other strategic transactions. Our ability to raise additional funds will depend on, among other factors, financial, economic and market conditions, as well as maintaining our listing on Nasdaq, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. We have faced and expect to continue to face substantial difficulty in raising capital. If sufficient funds are not available, we will have to delay, reduce the scope of, or eliminate our research and development program for emavusertib, including related clinical trials and operating expenses, potentially delaying the time to market for or preventing the marketing of emavusertib, which could adversely affect our business prospects and our ability to continue our operations, and would have a negative impact on our financial condition and ability to pursue our business strategies. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. If we are unable to obtain sufficient capital, we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
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
Revenue. We do not expect to generate any revenues from our direct sale of products for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including royalty payments. Our only source of revenues and/or cash flows from operations for the foreseeable future will be royalty payments that are contingent upon the continued commercialization of Erivedge under our collaboration with Genentech. We recognize royalty revenues related to Genentech’s sales of Erivedge and we expect to continue to recognize royalty revenue in future quarters from Genentech’s sales of Erivedge in the U.S. and Roche’s sales of Erivedge outside of the U.S. However, a significant portion of our royalty and royalty-related revenues under our collaboration with Genentech will be paid to the Purchasers, pursuant to the Oberland Purchase Agreement. The Oberland Purchase Agreement will terminate upon the earlier to occur of (i) the date on which Curis Royalty’s rights to receive the Purchased Receivables owed by Genentech under the Genentech collaboration agreement have terminated in their entirety or (ii) the date on which payment in full of the price equal to 250% of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables, or the Put/Call Price, is received by the Purchasers pursuant to the Purchasers’ exercise of their put option or Curis Royalty’s exercise of its call right. For additional information regarding the Oberland Purchase Agreement, see Note 6, Liability Related to the Sale of Future Royalties, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
A further discussion of some of the risks and uncertainties associated with completing our research and development program on schedule, or at all, and some consequences of failing to do so, are set forth under Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by the risk factors discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
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
During the six months ended June 30, 2025, there were no material changes to our critical accounting estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025.
Results of Operations
Three and Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		Percentage Increase (Decrease)	For the Six Months Ended June 30,		Percentage Increase (Decrease)
	2025	2024		2025	2024
	(in thousands)			(in thousands)
Revenues, net:	$2,749	$2,546	8%	$5,129	$4,632	11%
Costs and expenses:
Cost of royalties	16	12	33%	30	59	(49)%
Research and development	7,458	10,254	(27)%	15,997	19,871	(19)%
General and administrative	3,526	4,792	(26)%	7,510	9,683	(22)%
Other income (expense)	(342)	709	(148)%	(801)	1,302	(162)%
Net loss	$(8,593)	$(11,803)	(27)%	$(19,209)	$(23,679)	(19)%
Revenues, net
Revenues, net increased by $0.2 million, or 8%, in the three months ended June 30, 2025 as compared to the same period in 2024. Revenues, net increased by $0.5 million, or 11%, for the six months ended June 30, 2025 as compared to the same period in 2024. Revenues, net is primarily comprised of royalties on net sales of Erivedge.
Cost of Royalties
Cost of royalties is comprised of amounts due to third-party university patent licensors in connection with Genentech and Roche's net sales of Erivedge.
Research and Development Expenses. Research and development expenses are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase (Decrease)	Six Months Ended June 30, 2025		Percentage Increase (Decrease)
	2025	2024		2025	2024
	(in thousands)			(in thousands)
Direct research and development costs	$4,278	$5,571	(23)%	$9,275	$10,508	(12)%
Employee related costs	2,771	4,185	(34)%	5,901	8,369	(29)%
Facility related costs	409	498	(18)%	821	994	(17)%
Total research and development expenses	$7,458	$10,254	(27)%	$15,997	$19,871	(19)%

Research and development expenses decreased by $2.8 million, or 27%, in the three months ended June 30, 2025 as compared to the same period in 2024. The decrease was primarily attributable to lower employee related, research, consulting, and clinical costs.

Research and development expenses decreased by $3.9 million, or 19%, in the six months ended June 30, 2025 as compared to the same period in 2024. The decrease was primarily attributable to lower employee related, consulting, research, clinical, and travel costs, partially offset by an increase in manufacturing costs.

We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance emavusertib, including clinical and preclinical development costs, manufacturing, and payments to our collaborators and/or licensors.
General and Administrative Expenses. General and administrative expenses are summarized as follows:

	For the Three Months Ended June 30,		Percentage Increase (Decrease)	Six Months Ended June 30,		Percentage Increase (Decrease)
	2025	2024		2025	2024
	(in thousands)			(in thousands)
Employee related costs	$1,962	$2,631	(25)%	$3,846	$5,001	(23)%
Professional, legal, and consulting costs	820	1,298	(37)%	2,083	2,915	(29)%
Facility related costs	535	623	(14)%	1,167	1,283	(9)%
Insurance costs	209	240	(13)%	414	484	(14)%
Total general and administrative expenses	$3,526	$4,792	(26)%	$7,510	$9,683	(22)%
General and administrative expenses decreased by $1.3 million, or 26%, in the three months ended June 30, 2025 as compared to the same period in 2024. The decrease was primarily attributable to lower employee related and legal costs.
General and administrative expenses decreased by $2.2 million, or 22% in the six months ended June 30, 2025 as compared to the same period in 2024. The decrease was primarily attributable to lower employee related, legal, and consulting costs.
Other Income (Expense)
Other income (expense) decreased by $1.1 million, or 148%, in the three months ended June 30, 2025 as compared the same period in 2024. The decrease was primarily attributable to a decrease in interest income and an increase in the expense related to the sale of future royalties.
Other income (expense) decreased by $2.1 million, or 162%, in the six months ended June 30, 2025 as compared to the same period in 2024. The decrease was primarily attributable to an increase in the expense related to the sale of future royalties and a decrease in interest income.
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
As of June 30, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $10.1 million, excluding restricted cash, long-term of $0.5 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase. We maintain cash balances with financial institutions in excess of insured limits.
Equity Offerings
In February 2024, we entered into an amended and restated sales agreement with Cantor Fitzgerald & Co. (“Cantor”) and JonesTrading Institutional Services LLC (“JonesTrading”) (the “2024 Sales Agreement”). Pursuant to the 2024 Sales Agreement, we can sell from time to time up to $100.0 million shares of the Company’s common stock through an “at-the-market offering” program under which Cantor and JonesTrading act as sales agents. The aggregate compensation payable to each of Cantor and JonesTrading is 3% of the gross proceeds from sales of the common stock sold by Cantor or JonesTrading, as applicable. We did not sell any shares of common stock under the 2024 Sales Agreement during the six months ended June 30, 2025. As of June 30, 2025, $98.8 million of shares of common stock remained available for sale under the 2024 Sales Agreement. On July 1, 2025, we notified Cantor and JonesTrading that we terminated the prospectus, dated April 12, 2024, related to the 2024 Sales Agreement. We will not make any sales of our common stock pursuant to the 2024 Sales Agreement unless and until a new prospectus relating to the shares of common stock to be issued and sold pursuant to the 2024 Sales Agreement is filed. The 2024 Sales Agreement remains in full force and effect, and we may issue and sell additional shares of our common stock thereunder in the future, provided we have an effective registration statement including a prospectus relating to such offers and sales at such time. However, as long as our public float is under $75.0 million, we are restricted from selling shares of our common stock under our shelf registration statement on Form S-3, including those sold under the 2024 Sales Agreement to an amount, in aggregate, that is no more than one-third of our public float during the 12 month period immediately prior to, and including, any such sale.
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
In March 2025, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we issued and sold: (i) in a registered direct offering, 1,974,432 shares of our common stock and (ii) in a concurrent private placement, (a) in lieu of shares to certain investors, pre-funded warrants to purchase up to an aggregate of 2,184,009 shares of our common stock, or the March 2025 Pre-Funded Warrants, at an exercise price of $0.01 per share, and (b) warrants, or the March 2025 Common Warrants, to purchase up to an aggregate of 8,316,882 shares of our common stock, at an exercise price of $2.41 per share. We refer to the March 2025 Pre-Funded Warrants and March 2025 Common Warrants collectively as March 2025 Warrants and the registered direct offering and concurrent private placement collectively as the March 2025 Offerings. Each March 2025 Pre-Funded Warrant was exercisable immediately upon issuance and continuing through and including the date the March 2025 Pre-Funded Warrant is exercised in full. Each March 2025 Common Warrant was exercisable beginning on the effective date of stockholder approval of the issuance of the shares of common stock upon exercise of the March 2025 Common Warrants, which occurred on May 20, 2025, and will have a term of five years from the date of issuance. The combined purchase price for one share of our common stock and the associated March 2025 Common Warrant was $2.41. The combined purchase price for one March 2025 Pre-Funded Warrant and the associated March 2025 Common Warrant was $2.40. The net proceeds we received from the March 2025 Offerings were approximately $8.8 million, excluding the proceeds from any exercise of the March 2025 Warrants.
In July 2025, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we issued and sold: (i) in a registered direct offering, 1,538,460 shares of our common stock and (ii) in a concurrent private placement, (a) in lieu of shares to certain investors, unregistered pre-funded warrants to purchase up to an aggregate of 1,538,461 shares of our common stock, or the July 2025 Pre-Funded Warrants, at an exercise price of $0.01 per share, and (b) unregistered warrants, or the July 2025 Common Warrants, to purchase up to an aggregate of 3,076,921 shares of our common stock, at an exercise price of $2.15 per share. We refer to the July 2025 Pre-Funded Warrants and the July 2025 Common Warrants collectively as Unregistered July 2025 Warrants. We refer to the registered direct offering and concurrent private placement collectively as the July 2025 Offerings. Each July 2025 Pre-Funded Warrant was exercisable immediately upon issuance and continuing through and including the date the July 2025 Pre-Funded Warrant is exercised in full. Each July 2025 Common Warrant was exercisable immediately upon issuance and has a term of five years from the date of issuance. The combined purchase price for one share of our common stock and the associated July 2025 Common Warrant was $2.275. The combined purchase price for one July 2025 Pre-Funded Warrant and the associated July 2025 Common Warrant was $2.265. The net proceeds we received from the July 2025 Offerings were approximately $6.0 million, excluding the proceeds from any exercise of the Unregistered July 2025 Warrants.
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

The Oberland Purchase Agreement has default provisions, that if triggered, would require Curis Royalty to repurchase at a price, or the Put/Call Price, equal to 250% of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. As of June 30, 2025, the Put/Call Price was approximately $106.2 million.
Cash Flows from Operating Activities
Cash flows from operating activities consist of our net loss adjusted for various non-cash items and changes in operating assets and liabilities. Cash used in operating activities during the six months ended June 30, 2025 and 2024 was $15.3 million and $24.4 million, respectively. Net cash used in operations decreased by $9.1 million due to decreased operating expenses and timing of payments.
Cash Flows from Investing Activities
There was no cash provided by or used in investing activities during the six months ended June 30, 2025. Cash provided by investing activities during the six months ended June 30, 2024 was $11.6 million. Cash provided by investing activities during the prior period was primarily due to investment activity from purchases and sales or maturities of investments.
Cash Flows from Financing Activities
Cash provided by financing activities was $5.4 million and cash used in financing activities was $3.9 million during the six months ended June 30, 2025 and 2024, respectively. Cash provided by financing activities during the six months ended June 30, 2025 was primarily due to proceeds from the March 2025 Offerings, partially offset by payments related to the Oberland Purchase Agreement. Cash used in financing activities during the six months ended June 30, 2024 was due to payments related to the Oberland Purchase Agreement, partially offset by proceeds from common stock sold under the 2024 Sales Agreement.
Funding Requirements
We have incurred significant losses since our inception. As of June 30, 2025, we had an accumulated deficit of approximately $1.3 billion. We will require substantial funds in the immediate term to continue our research and development program and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for emavusertib as well as development candidates we have and continue to license under our collaboration with Aurigene. We will require substantial additional capital in the immediate term to fund the further development of emavusertib and our general and administrative costs. Moreover, our agreements with collaborators impose significant potential financial obligations on us.
In July 2025, we completed the July 2025 Offerings for net proceeds of approximately $6.0 million. Based upon our current operating plan, we believe that our existing cash and cash equivalents of $10.1 million as of June 30, 2025, together with the proceeds from the July 2025 Offerings, should enable us to fund our existing operations into the first quarter of 2026. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our current cash and cash equivalents are not expected to fund our operations beyond 12 months from the date of filing this Quarterly Report on Form 10-Q. See Note 1, Nature of Business, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern. Our resources are focused on emavusertib. If we are unable to obtain sufficient funding, we will be forced to delay, reduce in scope or eliminate our research and development program for emavusertib, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, emavusertib, which would adversely affect our business prospects and our ability to continue operations, and would have a negative impact on our financial condition and our ability to pursue our business strategies. We have faced and expect to continue to face substantial difficulty in raising capital. Our ability to raise additional funds will depend on, among other factors, financial, economic and market conditions as well as maintaining our continued listing on Nasdaq, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us, or at all. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. Our failure to raise capital through a financing or strategic alternative as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to obtain sufficient capital, we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
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
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We are not in compliance with the requirements for continued listing on the Nasdaq Capital Market. If we fail to regain and maintain compliance with Nasdaq’s requirements, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.
Our common stock is currently listed on the Nasdaq Capital Market. We are required to meet specified requirements to maintain our listing on the Nasdaq Capital Market, including a minimum bid price of $1.00 per share for our common stock and standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. In the past we have, from time to time, received deficiency letters from Nasdaq as a consequence of our failure to satisfy such requirements. On February 21, 2025, we received a deficiency letter from Listing Qualifications Department of Nasdaq notifying us that the market value of our listed securities had closed for the last 30 consecutive business days below the minimum $35,000,000 requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2), or Minimum MVLS Requirement. We have 180 calendar days, or until August 20, 2025, or Compliance Period, to regain compliance with the Minimum MVLS Requirement. In order to regain compliance, during the Compliance Period, the market value of our listed securities must close at $35,000,000 or more for a minimum of ten consecutive business days. If we do not regain compliance within the Compliance Period, we will receive written notification that our securities are subject to delisting from the Nasdaq Capital Market. At that time, we expect to appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. The outcome of any such Nasdaq process is inherently uncertain. There can be no assurance that we can regain, or maintain in the future, compliance with the Nasdaq continued listing requirements.
If we fail to satisfy the Nasdaq Capital Market’s continued listing requirements and we are delisted from Nasdaq, we may transfer to and commence trading on the OTC Markets or another quotation medium. As a result, an investor would likely find it more difficult to trade or obtain accurate price quotations for our shares. Delisting would likely also reduce the visibility, liquidity, and value of our common stock, could have a material adverse effect on our access to capital markets and our ability to raise capital on terms acceptable to us, or at all, to provide stock-based incentives to attract and retain personnel, reduce institutional investor interest in our company, and may increase the volatility of our common stock. Delisting could also be considered a material adverse event or an event of default in certain of our third-party contracts or cause a loss of confidence of potential industry partners, lenders, and employees, which could further harm our business and our future prospects. In addition, our common stock could be deemed to be a “penny stock,” which could result in reduced levels of trading in our common stock, and we would also become subject to additional state securities regulations in connection with any sales of our securities. Some or all of these material adverse consequences may contribute to a further decline in our stock price.
Changes in and uncertainty surrounding U.S. trade policy could have a material adverse impact on our business, financial condition and results of operations.
We rely on third party contract manufacturing organizations, or CMOs, to produce our product candidate. One of our CMOs has a Chinese subcontractor that produces regulatory starting materials. Another CMO operates in Canada and produces our drug product. This past spring, the Trump administration initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, the President issued an executive \order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling

20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. Later, the U.S. and China reached a framework agreement that resulted in the suspension of the higher reciprocal tariffs on China until August 10, 2025. Three other countries, the United Kingdom, Vietnam and Indonesia, have also reached deals with the US that include reduced tariff rates and other measures. The administration has not indicated the effective date for these deals. Recently, the administration announced an extension of the deadline for the effective date of the country-specific tariffs for all remaining countries until August 1, 2025.
Currently, the 10% baseline reciprocal tariff announced in April remains in effect, in addition to the other tariffs on China (a minimum of an additional 20% as of July 15, 2025) and Canada and Mexico (25% as of July 15, 2025 for goods that are not covered by the USMCA). Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on contract development and manufacturing organizations and other service providers that operate in China.
Separately, on April 16, 2025, the U.S. Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The investigation will examine the impact of these imports on U.S. national security culminating in a decision by the President whether to take action to remedy any identified threats, including by imposing additional tariffs. The statute provides that the Commerce Department report must be completed within 270 days of initiation of the investigation and that the President must decide whether to act within 90 days of receiving the report.
As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact to our costs of materials and production processes, and supply chain disruptions and delays as a result of any new tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.
Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development program and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.
The U.S. Food and Drug Administration, or FDA, and comparable regulatory agencies in foreign jurisdictions, such as the European Medicines Agency, or EMA, and the EMA’s Committee for Medicinal Products for Human Use, play a critical role in the development of our product candidates by providing guidance on our clinical development programs and reviewing and approving our regulatory submissions, including investigational new drug applications, or INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted or delayed or previous alignment with the agencies is changed, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.
For example, the loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump's E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of the Department of Health and Human Services, or HHS, announced on March 27, 2025, a reorganization and Reduction in Force, or RIF, across HHS of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce of approximately 20,000 to decrease by 3,500 full-time employees. Subsequently, the FDA indicated that roughly a quarter of those employees who received RIF notices had been reinstated. On July 14, 2025, following litigation reaching the US Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA. There are also ongoing deliberations within the administration and Congress over potentially substantial proposed cuts to the overall budget for HHS and funding of the FDA for the 2026 federal fiscal year.
Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act, or PDUFA, it remains unclear how the administration’s RIF and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA RIF did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. As of July 15, 2025, there has been at least one report in which the FDA failed to meet a PDUFA goal date for approval of an NDA due to heavy workload and limited resources. In addition, while currently unclear, there is a risk that the RIF and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.
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

Item 5.    OTHER INFORMATION
Director and Executive Officer Trading Arrangements
During the second quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
Item 6.    EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Curis, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 22, 2025)
3.2	Amended and Restated By-Laws of Curis, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed May 22, 2025)
10.1*	Employment Agreement, dated May 1, 2025, by and between Curis, Inc. and Ahmed Hamdy
10.2	Fifth Amended and Restated 2010 Stock Incentive Plan, as amended (incorporated by reference to Appendix A of the Company's Proxy Statement on Schedule 14A, filed on April 10, 2025)
31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2 *	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1 **	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350
32.2 **	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS *	InLine XBRL Instance Document

101.SCH *	InLine XBRL Taxonomy Extension Schema Document

101.CAL *	InLine XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	InLine XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	InLine XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	InLine XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File

* Filed herewith
**Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURIS, INC.

Dated:	August 5, 2025	By:	/S/ JAMES E. DENTZER
James E. Dentzer
President and Chief Executive Officer
(Principal Executive Officer)

CURIS, INC.

		By:	/S/ DIANTHA DUVALL
Diantha Duvall
Chief Financial Officer
(Principal Financial and Accounting Officer)