Form 10-Q
period 2025-09-30
CURIS INC
filed 2025-11-06
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 4, 2025, there were 12,928,853 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

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
•our competitive position; and
•our intellectual property position.
Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. We therefore caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in these forward-looking statements include the factors discussed below under the heading “Risk Factor Summary” and the risk factors detailed further in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by the updated risk factors discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
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

Risk Factor Summary
Investment in our securities involves risk. You should carefully consider the following summary of what we believe to be the principal risks facing our business, in addition to the risks described more fully in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by the updated risk factors discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and other information included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.
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

PART I—FINANCIAL INFORMATION
Item 1.    UNAUDITED FINANCIAL STATEMENTS

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$9,051	$19,997
Accounts receivable	3,243	3,349
Prepaid expenses and other current assets	1,613	3,039
Total current assets	13,907	26,385
Property and equipment, net	98	231
Restricted cash, long-term	544	544
Operating lease right-of-use asset	2,221	3,163
Other assets	1,889	1,960
Goodwill	8,982	8,982
Total assets	$27,641	$41,265
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,445	$3,024
Accrued liabilities	7,288	7,111
Current portion of operating lease liability	1,228	1,336
Current portion of liability related to sale of future royalties	6,951	7,556
Total current liabilities	19,912	19,027
Long-term operating lease liability	740	1,618
Liability related to the sale of future royalties, net	21,680	26,618
Total liabilities	42,332	47,263
Stockholders’ deficit:
Preferred stock, $0.01 par value—5,000,000 shares authorized, no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value—68,343,750 shares authorized, 12,733,853 shares issued and outstanding at September 30, 2025; 34,171,875 shares authorized, 8,487,818 shares issued and outstanding at December 31, 2024	127	85
Additional paid-in capital	1,251,919	1,233,716
Accumulated deficit	(1,266,737)	(1,239,799)
Total stockholders’ deficit	(14,691)	(5,998)
Total liabilities and stockholders’ deficit	$27,641	$41,265

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues, net	$3,176	$2,931	$8,305	$7,563
Operating expenses:
Cost of royalties	15	22	45	81
Research and development	6,432	9,723	22,429	29,594
General and administrative	3,653	3,753	11,163	13,436
Total operating expenses	10,100	13,498	33,637	43,111
Loss from operations	(6,924)	(10,567)	(25,332)	(35,548)
Other income (expense):
Interest income	80	325	265	1,541
Income (expense) related to the sale of future royalties	(885)	150	(1,871)	236
Total other income (expense)	(805)	475	(1,606)	1,777
Net loss	$(7,729)	$(10,092)	$(26,938)	$(33,771)
Net loss per common share (basic and diluted)	$(0.49)	$(1.70)	$(2.19)	$(5.77)
Weighted average common shares (basic and diluted)	15,680,178	5,940,924	12,293,558	5,847,982

Net loss	$(7,729)	$(10,092)	$(26,938)	$(33,771)
Other comprehensive income:
Unrealized loss on marketable securities	—	(42)	—	(229)
Comprehensive loss	$(7,729)	$(10,134)	$(26,938)	$(34,000)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
December 31, 2024	8,487,818	$85	$1,233,716	$(1,239,799)	$(5,998)
Stock-based compensation	—	—	1,164	—	1,164
Issuance of common stock in connection with March 2025 Offerings, net of issuance costs	1,974,432	20	2,202	—	2,222
Issuance of common warrants in connection with March 2025 Offerings, net of issuance costs	—	—	4,174	—	4,174
Issuance of pre-funded warrants in connection with March 2025 Offerings, net of issuance costs	—	—	2,447	—	2,447
Net loss	—	—	—	(10,616)	(10,616)
March 31, 2025	10,462,250	$105	$1,243,703	$(1,250,415)	$(6,607)
Stock-based compensation	—	—	1,135	—	1,135
Issuance of common stock under employee benefit plans, net of shares received to settle minimum tax obligation for vesting of restricted stock awards	24,388	—	77	—	77
Cancellation of restricted stock awards	(500)	—	—	—	—
Exercise of pre-funded warrants	222,255	2	—	—	2
Net loss	—	—	—	(8,593)	(8,593)
June 30, 2025	10,708,393	$107	$1,244,915	$(1,259,008)	$(13,986)
Stock-based compensation	—	—	924	—	924
Issuance of common stock in connection with July 2025 Offerings, net of issuance costs	1,538,460	15	1,784	—	1,799
Issuance of common warrants in connection with July 2025 Offerings, net of issuance costs	—	—	1,792	—	1,792
Issuance of pre-funded warrants in connection with July 2025 Offerings, net of issuance costs	—	—	2,504	—	2,504
Exercise of prefunded warrants	487,000	5	—	—	5
Net loss	—	—	—	(7,729)	(7,729)
September 30, 2025	12,733,853	$127	$1,251,919	$(1,266,737)	$(14,691)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
December 31, 2023	5,894,085	$59	$1,215,792	$(1,196,410)	$229	$19,670
Stock-based compensation	—	—	1,559	—	—	1,559
Unrealized gain on marketable securities	—	—	—	—	109	109
Net loss	—	—	—	(11,876)	—	(11,876)
March 31, 2024	5,894,085	$59	$1,217,351	$(1,208,286)	$338	$9,462
Stock-based compensation	—	—	1,704	—	—	1,704
Issuance of common stock under employee benefit plans, net of shares received to settle minimum tax obligation for vesting of restricted stock awards	(9,483)	—	78	—	—	78
Issuance of shares in connection with 2024 Sales Agreement, net of issuance costs	19,676	—	161	—	—	161
Unrealized loss on marketable securities	—	—	—	—	(296)	(296)
Net loss	—	—	—	(11,803)	—	(11,803)
June 30, 2024	5,904,278	$59	$1,219,294	$(1,220,089)	$42	$(694)
Stock-based compensation	—	—	1,384	—	—	1,384
Issuance of shares in connection with 2024 Sales Agreement, net of issuance costs	120,356	1	708	—	—	709
Cancellation of restricted stock awards	(4,375)	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	(42)	(42)
Net loss	—	—	—	(10,092)	—	(10,092)
September 30, 2024	6,020,259	$60	$1,221,386	$(1,230,181)	$—	$(8,735)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(26,938)	$(33,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133	187
Non-cash lease expense	942	978
Stock-based compensation expense	3,223	4,647
Non-cash activity related to the sale of future royalties	44	(236)
Amortization of premiums and discounts on investments	—	(444)
Changes in operating assets and liabilities:
Accounts receivable	106	(184)
Prepaid expenses and other assets	1,497	(270)
Accounts payable and accrued liabilities	1,149	(293)
Operating lease liability	(986)	(917)
Total adjustments	6,108	3,468
Net cash used in operating activities	(20,830)	(30,303)
Cash flows from investing activities:
Purchase of investments	—	(18,098)
Sales and maturities of investments	—	47,968
Net cash provided by investing activities	—	29,870
Cash flows from financing activities:
Proceeds from issuance of common stock, pre-funded warrants, and common warrants, net of issuance costs	15,471	987
Payment of liability of future royalties, net of imputed interest	(5,587)	(6,381)
Net cash provided by (used in) financing activities	9,884	(5,394)
Net decrease in cash and cash equivalents and restricted cash	(10,946)	(5,827)
Cash and cash equivalents and restricted cash, beginning of period	20,541	27,225
Cash and cash equivalents and restricted cash, end of period	$9,595	$21,398
Supplemental cash flow data:
Issuance costs in accrued expenses and accounts payable	$449	$40
Cash paid for interest	$1,531	$—
Increase in right-of-use assets and operating lease liabilities	$—	$1,383
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$9,051	$20,854
Restricted cash, long-term	544	544
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$9,595	$21,398

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
The Company is subject to risks common to companies in the biotechnology industry as well as risks that are specific to the Company’s business, including, but not limited to: the Company’s ability to obtain adequate financing to fund its operations; the Company’s ability to continue as a going concern; the Company’s ability to regain compliance with Nasdaq's continued listing requirements; the Company’s ability to advance and expand its research and development program for emavusertib; the Company’s ability to establish strategic collaborations; the Company’s reliance on third parties to conduct clinical trials of emavusertib; the Company’s ability to execute on its overall business strategies; the Company’s ability to obtain and maintain necessary intellectual property protection; development by the Company’s competitors of new or better technological innovations; the Company’s ability to comply with regulatory requirements; the Company’s ability to obtain and maintain applicable regulatory approvals and commercialize any approved drug candidates; and the ability of the Company and its wholly owned subsidiary, Curis Royalty, LLC (“Curis Royalty”), to satisfy the terms of the royalty interest purchase agreement (the “Oberland Purchase Agreement”) with TPC Investments I LP and TPC Investments II LP (the “Purchasers”), each of which is a Delaware limited partnership managed by Oberland Capital Management, LLC, and Lind SA LLC (the “Agent”), a Delaware limited liability company managed by Oberland Capital Management, LLC, as collateral agent for the Purchasers.
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
The Company will require substantial funds in the immediate term to maintain its research and development program and support operations. The Company has incurred losses and cash outflows from operations since its inception. The Company had an accumulated deficit of $1.3 billion as of September 30, 2025, and incurred a net loss of $26.9 million and used $20.8 million of cash in operations for the nine months ended September 30, 2025. The Company expects to continue to generate operating losses in the foreseeable future.
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has concluded there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued. Based on the Company's $9.1 million of existing cash and cash equivalents at September 30, 2025, recurring losses and cash outflows from operations since inception, an expectation of continuing losses and cash outflows from operations for the foreseeable future and the need to raise substantial additional capital to finance the Company's future operations, the Company concluded it does not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Quarterly Report on Form 10-Q. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.
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
In the opinion of the management of the Company, the unaudited Condensed Consolidated Financial Statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at September 30, 2025; the results of operations for the three and nine-month periods ended September 30, 2025 and 2024; stockholders' deficit for the three and nine-month periods ended September 30, 2025 and 2024; and the cash flows for the nine-month periods ended September 30, 2025 and 2024. The Condensed Consolidated Balance Sheet at December 31, 2024 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
The Company classified $0.5 million of its cash as restricted cash as of both September 30, 2025 and December 31, 2024. These amounts represent the security deposit associated with the Company’s Lexington, Massachusetts headquarters.
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
(h)New Accounting Pronouncements
Issued, Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. The Company will adopt the new standard for the year ended December 31, 2025 and is currently evaluating the impact ASU 2023-09 may have on its Consolidated Financial Statements and disclosures.
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
In July 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted in the U.S. The OBBB includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, restoration of favorable tax treatment for certain business provisions including the expensing of domestic research and development expenditures, and modifications to the international tax framework. Certain provisions will take effect beginning in 2026, while others apply retroactively to January 1, 2025. The impacts of OBBB are not expected to be material to the 2025 Consolidated Financial Statements, however, the Company will continue to evaluate impacts to future periods.

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
In accordance with the fair value hierarchy, the following tables show the fair value as of September 30, 2025 and December 31, 2024 of those financial assets that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value.

(in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2025:
Cash equivalents:
Money market funds	$368	$—	$—	$368
Total	$368	$—	$—	$368

(in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2024:
Cash equivalents:
Money market funds	$17,201	$—	$—	$17,201
Total	$17,201	$—	$—	$17,201
4.     Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Employee related costs	$2,520	$3,255
Research and development costs	3,938	3,049
Professional and legal fees	815	771
Other	15	36
Total	$7,288	$7,111

5.     Lease
The Company has a single lease for real estate, including laboratory and office space, and certain equipment, in Lexington, Massachusetts which commenced on May 1, 2020. The lease will expire on April 30, 2027.

As of September 30, 2025, the Company had an operating lease liability of $2.0 million and related right-of-use asset of $2.2 million related to its operating lease. As of December 31, 2024, the Company had an operating lease liability of $3.0 million and related right-of-use asset of $3.2 million related to its operating lease.
The Company recorded lease cost of $0.4 million for each of the three months ended September 30, 2025 and 2024. The Company recorded lease cost of $1.1 million and $1.2 million during the nine months ended September 30, 2025 and 2024, respectively. The Company paid $0.4 million in rent during each of the three months ended September 30, 2025 and 2024. The Company paid $1.2 million and $1.1 million in rent during the nine months ended September 30, 2025 and 2024, respectively. The discount rate associated with the Company’s right-of-use asset is 10%.
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
The Oberland Purchase Agreement provides that after the occurrence of an event of default as defined under the security agreement by Curis Royalty, the Purchasers shall have the option, for a period of 180 days, to require Curis Royalty to repurchase a portion of certain royalty and royalty related payments, excluding a portion of non-U.S. royalties retained by Curis Royalty (referred to as the “Purchased Receivables”), at a price (referred to as the “Put/Call Price”), equal to 250% of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. The Company concluded that this put option is an embedded derivative that requires bifurcation from the deferred royalty obligation and evaluates the fair value of the put option each reporting period. The estimated fair value of the put option is immaterial as of September 30, 2025 and December 31, 2024. Additionally, Curis Royalty shall have the option at any time to repurchase the Purchased Receivables at the Put/Call Price as of the date of such repurchase. No events of default have occurred as of September 30, 2025.
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
The Company determined the fair value of the liability related to the sale of future royalties at the time of the Oberland Purchase Agreement to be $65.0 million, with a current effective annual imputed interest rate of 11.2%. The Company incurred $0.6 million of transaction costs in connection with the Oberland Purchase Agreement. These transaction costs are being amortized to imputed interest expense over the estimated term of the Oberland Purchase Agreement. The carrying value of the liability related to the sale of future royalties approximates fair value as of September 30, 2025 and is based on the Company’s current estimates of future royalties expected to be paid to the Purchasers over the life of the arrangement, which are considered Level 3 inputs.
The following table shows the activity with respect to the liability related to the sale of future royalties during the nine months ended September 30, 2025.

(in thousands)
Carrying value of liability related to the sale of future royalties at December 31, 2024	$34,174
Imputed interest expense	1,875
Other	(4)
Less: payments to the Purchasers	(7,414)
Carrying value of liability related to the sale of future royalties at September 30, 2025	28,631
Less current portion	6,951
Carrying value of liability related to the sale of future royalties at September 30, 2025, net of current portion	$21,680

7.     Research and Development Collaborations

(a)Genentech
In June 2003, the Company licensed its proprietary Hedgehog pathway antagonist technologies to Genentech for human therapeutic use. Erivedge is being commercialized by Genentech in the U.S. and by Genentech’s parent company, Roche, outside of the U.S. for the treatment of advanced BCC.
Pursuant to the collaboration agreement, the Company is entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5%. The royalty rate applicable to Erivedge may be decreased by 2% on a country-by-country basis in certain specified circumstances. Cost of royalties comprises payments to university licensors and was not material for each of the three and nine months ended September 30, 2025 and 2024.
The Company had account receivables from Genentech under this collaboration of $3.2 million and $3.3 million as of September 30, 2025 and December 31, 2024, respectively, in its Condensed Consolidated Balance Sheets.
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
As of September 30, 2025, the Company has licensed the following programs under the collaboration:
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
8.     Stockholders' Deficit
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
The Company did not sell any shares of common stock under the 2024 Sales Agreement during the nine months ended September 30, 2025. As of September 30, 2025, $98.8 million of shares of common stock remained available for sale under the

2024 Sales Agreement. On July 1, 2025, the Company notified Cantor and JonesTrading that it terminated the prospectus, dated April 12, 2024, related to the 2024 Sales Agreement. On August 8, 2025, the Company filed a new prospectus relating to the shares of common stock to be issued and sold pursuant to the 2024 Sales Agreement. As long as the Company’s public float is under $75.0 million, it is restricted from selling shares of its common stock under its shelf registration statement on Form S-3, including those sold under the 2024 Sales Agreement to an amount, in aggregate, that is no more than one-third of the Company’s public float during the 12 month period immediately prior to, and including, any such sale.
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
(d)March 2025 Offerings
In March 2025, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold: (i) in a registered direct offering, 1,974,432 shares of the Company’s common stock and (ii) in a concurrent private placement, (a) in lieu of shares to certain investors, pre-funded warrants to purchase up to an aggregate of 2,184,009 shares of common stock (the “March 2025 Pre-Funded Warrants”), at an exercise price of $0.01 per share, and (b) warrants to purchase up to an aggregate of 8,316,882 shares of common stock (the “March 2025 Common Warrants”), at an exercise price of $2.41 per share. The March 2025 Pre-Funded Warrants and the March 2025 Common Warrants are collectively referred to as “March 2025 Warrants”. The registered direct offering and concurrent private placement are collectively referred to as the “March 2025 Offerings”. Each March 2025 Pre-Funded Warrant was exercisable immediately upon issuance and continuing through and including the date the March 2025 Pre-Funded Warrant is exercised in full. Each March 2025 Common Warrant was exercisable beginning on the effective date of stockholder approval of the issuance of the shares of common stock upon exercise of the March 2025 Common Warrants, which occurred on May 20, 2025, and has a term of five years from the date of issuance. The combined purchase price for one share of the Company's common stock and the associated March 2025 Common Warrant was $2.41. The combined purchase price for one March 2025 Pre-Funded Warrant and the associated March 2025 Common Warrant was $2.40. The net proceeds to the Company from the March 2025 Offerings were approximately $8.8 million, excluding the proceeds from any exercise of the March 2025 Warrants.
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

During the three and nine months ended September 30, 2025, 487,000 and 709,255 shares of common stock, respectively, were issued upon the exercise of March 2025 Pre-Funded Warrants.
(e)July 2025 Offerings
In July 2025, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold: (i) in a registered direct offering, 1,538,460 shares of the Company's common stock and (ii) in a concurrent private placement, (a) in lieu of shares to certain investors, pre-funded warrants to purchase up to an aggregate of 1,538,461 shares of common stock (the “July 2025 Pre-Funded Warrants”), at an exercise price of $0.01 per share, and (b) warrants to purchase up to an aggregate of 3,076,921 shares of common stock (the “July 2025 Common Warrants”), at an exercise price of $2.15 per share. The July 2025 Pre-Funded Warrants and the July 2025 Common Warrants are collectively referred to as “July 2025 Warrants”. The registered direct offering and concurrent private placement are collectively referred to as the “July 2025 Offerings”. Each July 2025 Pre-Funded Warrant was exercisable immediately upon issuance and continuing through and including the date the July 2025 Pre-Funded Warrant is exercised in full. Each July 2025 Common Warrant was exercisable immediately upon issuance and has a term of five years from the date of issuance. The combined purchase price for one share of the Company's common stock and the associated July 2025 Common Warrant was $2.275. The combined purchase price for one July 2025 Pre-Funded Warrant and the associated July 2025 Common Warrant was $2.265. The net proceeds to the Company from the July 2025 Offerings were approximately $6.1 million, excluding the proceeds from any exercise of the July 2025 Warrants.
The Company concluded that both the July 2025 Pre-Funded Warrants and the July 2025 Common Warrants meet the equity scope exception under ASC 815-40. The total net proceeds were allocated to common stock, July 2025 Pre-Funded Warrants, and July 2025 Common Warrants based on their relative fair values. The relative fair value of the common stock, July 2025 Pre-Funded Warrants, and July 2025 Common Warrants were $1.8 million, $1.8 million, and $2.5 million, respectively.
The Company calculated the fair value of the October 2024 Common Warrants, March 2025 Common Warrants, and July 2025 Common Warrants using the Black-Scholes option pricing model with the following weighted average inputs:

	October 2024 Common Warrants	March 2025 Common Warrants	July 2025 Common Warrants
Stock price	$4.92	$2.41	$2.15
Expected term (years)	4.78	1.81	4.05
Risk-free interest rate	4.1%	4.1%	3.9%
Expected volatility	117%	105%	109%
Expected dividend yield	None	None	None
9.     Stock Plans and Stock-Based Compensation
As of September 30, 2025, the Company had two stockholder-approved, stock-based compensation plans: (i) the Fifth Amended and Restated 2010 Stock Incentive Plan, as amended (“2010 Plan”) and (ii) the Amended and Restated 2010 Employee Stock Purchase Plan (“ESPP”). New employees are generally issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan (“Inducement Awards”).

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
As of September 30, 2025, the Company granted options to employees, executive officers, and non-employee directors with an exercise price equal to the closing price of the Company's common stock on the grant date. The Company granted employees restricted stock awards ("RSAs") and restricted stock units ("RSUs") at no cost. As of September 30, 2025, 784,892 shares remained available for grant under the 2010 Plan.
During the nine months ended September 30, 2025, the Company’s board of directors granted options to purchase 1,108,400 shares of the Company’s common stock to executive officers and employees of the Company under the 2010 Plan. These options vest and become exercisable as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four year period.
During the nine months ended September 30, 2025, the Company’s board of directors granted 350,600 RSUs to employees of the Company under the 2010 Plan. These RSUs vest and become exercisable as to 25% of the shares underlying the award annually on the date of grant, based upon continued employment over a four year period.
During the nine months ended September 30, 2025, the Company’s board of directors granted options to its non-employee directors to purchase 80,000 shares of common stock under the 2010 Plan, which will vest and become exercisable one year from the date of grant.
Inducement Awards
The Company grants Inducement Awards to certain new employees. These options generally vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option on each successive quarter thereafter. During the nine months ended September 30, 2025, the Company’s board of directors granted Inducement Awards to purchase 200,000 shares of common stock. These options were granted at an exercise price that equaled the closing market price of the Company’s common stock on the grant date.
Stock Options
A summary of stock option activity under the 2010 Plan and Inducement Awards are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2024	1,160,251	$33.44	7.19	$—
Granted	1,388,400	3.04
Exercised	—	—
Canceled/Forfeited	(178,825)	14.17
Outstanding, September 30, 2025	2,369,826	$17.19	7.94	$—
Exercisable at September 30, 2025	795,029	$43.64	5.55	$—
Vested and unvested expected to vest at September 30, 2025	2,369,826	$17.19	7.94	$—

The weighted average grant date fair values of the stock options granted during the nine months ended September 30, 2025 and 2024 were $2.13 and $9.50, respectively, and were calculated using the following estimated assumptions under the Black-Scholes option pricing model:

	Nine Months Ended September 30,
	2025	2024
Expected term (years)	6.0	6.0
Risk free interest rate	3.9% - 4.4%	3.9% - 4.5%
Expected volatility	113% - 114%	114% - 116%
Expected dividends	None	None
As of September 30, 2025, there was $5.0 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, which is expected to be recognized as expense over a weighted average period of 2.5 years. There were no employee stock options exercised during each of the nine months ended September 30, 2025 and 2024.
Restricted Stock Awards
The following table presents a summary of RSAs under the 2010 Plan as of September 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2024	40,137	$18.20
Awarded	—	—
Vested	(39,637)	18.20
Forfeited	(500)	18.20
Unvested, September 30, 2025	—	$—
Restricted Stock Units
The following table presents a summary of RSUs under the 2010 Plan as of September 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2024	—	$—
Awarded	350,600	3.13
Vested	—
Forfeited	(87,200)	3.13
Unvested, September 30, 2025	263,400	3.13
As of September 30, 2025, there was $0.7 million of unrecognized compensation costs related to RSUs, which are expected to be recognized as expense over a remaining weighted average period of 3.3 years.
Amended and Restated 2010 Employee Stock Purchase Plan
The Company has reserved 500,000 shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning of the enrollment period or ending date of the purchase period within a two-year enrollment period, as defined. The Company has four six-month purchase periods per each two-year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two-year enrollment resets at the new lower stock price. During the nine months ended September 30, 2025 and 2024, 36,649 and 11,307 shares, respectively, were issued under the ESPP. No shares were issued under the ESPP during the three months ended September 30, 2025 and 2024. As of September 30, 2025, there were 357,814 shares available for future purchase under the ESPP.

Stock-Based Compensation Expense
For the three and nine months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense to the following line items in its costs and expenses section of the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development	$368	$624	$1,452	$2,168
General and administrative	556	760	1,771	2,479
Total stock-based compensation expense	$924	$1,384	$3,223	$4,647
10.     Loss Per Common Share
Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three and nine months ended September 30, 2025 and 2024, because the effect of adjusting the weighted average number of common shares outstanding during the period for the potential dilutive effect of common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. The 1,474,754 shares of common stock underlying the outstanding March 2025 Pre-Funded Warrants and the 1,538,461 shares of common stock underlying the outstanding July 2025 Pre-Funded Warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share, basic and diluted, attributable to common stockholders because the shares may be issued for little or no consideration, they are fully vested, and the March 2025 Pre-Funded Warrants and the July 2025 Pre-Funded Warrants are immediately exercisable upon their issuance date.
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2025	2024
Anti-dilutive common stock equivalents:
October 2024 Common Warrants	2,398,414	—
March 2025 Common Warrants	8,316,882	—
July 2025 Common Warrants	3,076,921	—
Stock options outstanding	2,369,826	1,160,251
Unvested RSAs	—	40,137
Unvested RSUs	263,400	—
Total anti-dilutive common stock equivalents	16,425,443	1,200,388
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
In addition to the significant categories included within net loss presented on the Company's Condensed Consolidated Statement of Operations, the following table is representative of the significant expense categories for the three and nine months ended September 30, 2025 and 2024, including a reconciliation to Net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues, net	$3,176	$2,931	$8,305	$7,563

Direct research and development costs	3,635	6,029	12,910	16,537
Research and development employee related costs	2,444	3,268	8,345	11,637
General and administrative employee related costs	1,807	1,985	5,654	6,985
Professional, legal, and consulting costs	1,164	979	3,246	3,893
Other segment items (1)	1,855	762	5,088	2,282
Net loss	$7,729	$10,092	$26,938	$33,771
(1) Other operating expenses for the reportable segment include cost of royalties, facility related costs, insurance costs, and other income (expense).
12.     Subsequent Event
On November 6, 2025, the Company sold to TPC Investments Royalty LLC, a Delaware limited liability company managed by Oberland Capital Management, LLC ("Oberland"), its interest in Curis Royalty LLC, a wholly owned subsidiary. The sale includes the Erivedge intellectual property, other assets associated with Erivedge and the collaboration agreement with Genentech, in exchange for upfront consideration of $2.5 million and a release of the Company’s liability related to sale of future royalties to Oberland. As a result of executing the sale of the wholly owned subsidiary to Oberland, in the fourth quarter of 2025, the Company will recognize a gain within its statement of operations and comprehensive loss and the liability related to sale of future royalties will be extinguished. Following the sale, the Company will no longer be entitled to revenues under the collaboration agreement with Genentech.
Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements, based on current expectations and related to future events and our future financial and operational performance, that involve risks and uncertainties. You should review the discussion above under the heading “Risk Factor Summary” and the risk factors detailed further in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by the updated risk factors discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used throughout this report, the terms “the Company,” “we,” “us,” and “our” refer to the business of Curis, Inc. and its wholly owned subsidiaries, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc.

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
Emavusertib
We are focused on the development of emavusertib, an orally available, small molecule inhibitor of IRAK4 and FLT3. IRAK4 plays an essential role in the toll-like receptor, or TLR, and interleukin-1 receptor, or IL-1R, signaling pathways, which are frequently dysregulated in patients with cancer. TLRs and the IL-1R family signal through the adaptor protein Myeloid Differentiation Primary Response Protein 88, which results in the assembly and activation of IRAK4, initiating a signaling cascade that induces cytokine and survival factor expression mediated by the NF-κB protein complex. Many B-cell leukemias and lymphomas are associated with constitutive activation of the NF-κB protein complex, which contributes to these cancers' proliferation and survival. The B-cell receptor, or BCR, and TLR pathways drive NF-κB activation. Preclinical studies have demonstrated that targeting both the BCR and TLR pathways is more synergistic than targeting either pathway alone. Similarly, preclinical studies targeting IRAK inhibitors in combination with FMS‐like tyrosine kinase 3, or FLT3, have demonstrated the ability to overcome the adaptive resistance incurred when targeting FLT3 alone. In AML patient derived xenografts, emavusertib has shown monotherapy anti-tumor activity as well as synergy with both venetoclax and azacitidine. In the clinic, emavusertib has shown anti-tumor activity across a broad range of hematologic malignancies, including monotherapy activity in AML, particularly those with a FLT3 mutation. In non-Hodgkin's lymphoma and Chronic Lymphocytic Leukemia, or CLL, patients, emavusertib has shown anti-tumor activity in combination with a Bruton Tyrosine Kinase, or BTK, inhibitor.
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
CLL Study
In August 2025, we announced a new clinical study of emavusertib in combination with a commercially approved BTK inhibitor in frontline CLL. We expect to begin activating sites later this year and will initiate dosing later this year or early next year, with data expected in the fourth quarter of 2026.
TakeAim Leukemia
In addition to the TakeAim Lymphoma Phase 1/2 study, emavusertib is currently undergoing testing in a Phase 1/2 open-label, single arm expansion trial in patients with R/R AML and hrMDS (NCT04278768), also known as the TakeAim Leukemia Phase 1/2 study. In January and December 2022, July and December 2023, and May and December 2024, we presented clinical data for patients from the ongoing TakeAim Leukemia Phase 1/2 study. Enrollment in the current cohorts of the TakeAim Leukemia study is complete.

AML Triplet Study
We have initiated a Phase 1 clinical study of emavusertib as an add-on agent to the combination of venetoclax and azacitidine in AML (2023-505828-58), which we refer to as the AML Triplet study. The AML Triplet study is currently being conducted in Spain, Germany, and Italy. The study is assessing the safety and tolerability of different dosing regimens of emavusertib in the triplet combination in patients who achieved a complete remission on venetoclax and azacitidine, while remaining positive for minimal residual disease. We are continuing to evaluate different dosing regimens of emavusertib, venetoclax, and azacitidine. We presented initial data from this study in the fourth quarter of 2025.
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
In January 2015, we entered into an exclusive collaboration agreement with Aurigene, which was amended in September 2016, February 2020, and September 2024, for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology worldwide, except for India and Russia, which are territories retained by Aurigene. We currently have licensed the IRAK4 (including emavusertib), PD1/TIM3, and an immuno-oncology program under the Aurigene collaboration.
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
Liquidity and Events that Raise Substantial Doubt About Our Ability to Continue as a Going Concern
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, royalties and research and development funding from our corporate collaborators, and the monetization of certain royalty rights. We have never been profitable on an annual basis and had an accumulated deficit of $1.3 billion as of September 30, 2025. For the nine months ended September 30, 2025, we incurred a net loss of $26.9 million and used $20.8 million of cash in operations.
We expect to continue to generate operating losses in the foreseeable future. Based upon our current operating plan, we believe that our $9.1 million of existing cash and cash equivalents as of September 30, 2025 should enable us to fund our existing operations into the first quarter of 2026. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our current cash and cash equivalents are not expected to fund our operations beyond 12 months from the date of filing this Quarterly Report on Form 10-Q. We will require substantial additional funds in the immediate term to maintain our research and development program and support operations. See “Liquidity and Capital Resources—Funding Requirements” below and Note 1, Nature of Business, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.
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
During the nine months ended September 30, 2025, there were no material changes to our critical accounting estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025.
Results of Operations
Three and Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Percentage Increase (Decrease)	Nine Months Ended September 30,		Percentage Increase (Decrease)
	2025	2024		2025	2024
	(in thousands)			(in thousands)
Revenues, net:	$3,176	$2,931	8%	$8,305	$7,563	10%
Costs and expenses:
Cost of royalties	15	22	(32)%	45	81	(44)%
Research and development	6,432	9,723	(34)%	22,429	29,594	(24)%
General and administrative	3,653	3,753	(3)%	11,163	13,436	(17)%
Other income (expense)	(805)	475	(269)%	(1,606)	1,777	(190)%
Net loss	$(7,729)	$(10,092)	(23)%	$(26,938)	$(33,771)	(20)%
Revenues, net
Revenues, net increased by $0.2 million, or 8%, in the three months ended September 30, 2025 as compared to the same period in 2024. Revenues, net increased by $0.7 million, or 10%, for the nine months ended September 30, 2025 as compared to the same period in 2024. Revenues, net is primarily comprised of royalties on net sales of Erivedge.
Cost of Royalties
Cost of royalties is comprised of amounts due to third-party university patent licensors in connection with Genentech and Roche's net sales of Erivedge.
Research and Development Expenses. Research and development expenses are summarized as follows:

	Three Months Ended September 30,		Percentage Increase (Decrease)	Nine Months Ended September 30,		Percentage Increase (Decrease)
	2025	2024		2025	2024
	(in thousands)			(in thousands)
Direct research and development costs	$3,635	$6,029	(40)%	$12,910	$16,537	(22)%
Employee related costs	2,444	3,268	(25)%	8,345	11,637	(28)%
Facility related costs	353	426	(17)%	1,174	1,420	(17)%
Total research and development expenses	$6,432	$9,723	(34)%	$22,429	$29,594	(24)%

Research and development expenses decreased by $3.3 million, or 34%, in the three months ended September 30, 2025 as compared to the same period in 2024. The decrease was primarily attributable to lower clinical, employee related, manufacturing, research, and consulting costs.

Research and development expenses decreased by $7.2 million, or 24%, in the nine months ended September 30, 2025 as compared to the same period in 2024. The decrease was primarily attributable to lower employee related, clinical, consulting, research, manufacturing, and facility costs.

We expect a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance emavusertib, including clinical and preclinical development costs, manufacturing, and payments to our collaborators and/or licensors.
General and Administrative Expenses. General and administrative expenses are summarized as follows:

	Three Months Ended September 30,		Percentage Increase (Decrease)	Nine Months Ended September 30,		Percentage Increase (Decrease)
	2025	2024		2025	2024
	(in thousands)			(in thousands)
Employee related costs	$1,807	$1,985	(9)%	$5,654	$6,985	(19)%
Professional, legal, and consulting costs	1,164	979	19%	3,246	3,893	(17)%
Facility related costs	512	573	(11)%	1,679	1,856	(10)%
Insurance costs	170	216	(21)%	584	702	(17)%
Total general and administrative expenses	$3,653	$3,753	(3)%	$11,163	$13,436	(17)%
General and administrative expenses decreased by $0.1 million, or 3%, in the three months ended September 30, 2025 as compared to the same period in 2024. The decrease was primarily attributable to lower employee related costs.
General and administrative expenses decreased by $2.3 million, or 17% in the nine months ended September 30, 2025 as compared to the same period in 2024. The decrease was primarily attributable to lower employee related, legal, insurance, and consulting costs.
Other Income (Expense)
Other income (expense) decreased by $1.3 million, or 269%, in the three months ended September 30, 2025 as compared the same period in 2024. The decrease was primarily attributable to an increase in the expense related to the sale of future royalties, partially offset by a decrease in interest income.
Other income (expense) decreased by $3.4 million, or 190%, in the nine months ended September 30, 2025 as compared to the same period in 2024. The decrease was primarily attributable to an increase in the expense related to the sale of future royalties, partially offset by a decrease in interest income.
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
As of September 30, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $9.1 million, excluding restricted cash, long-term of $0.5 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase. We maintain cash balances with financial institutions in excess of insured limits.
Equity Offerings
In February 2024, we entered into an amended and restated sales agreement with Cantor Fitzgerald & Co. (“Cantor”) and JonesTrading Institutional Services LLC (“JonesTrading”) (the “2024 Sales Agreement”). Pursuant to the 2024 Sales Agreement, we can sell from time to time up to $100.0 million shares of the Company’s common stock through an “at-the-market offering” program under which Cantor and JonesTrading act as sales agents. The aggregate compensation payable to each of Cantor and JonesTrading is 3% of the gross proceeds from sales of the common stock sold by Cantor or JonesTrading, as applicable. We did not sell any shares of common stock under the 2024 Sales Agreement during the nine months ended September 30, 2025. As of September 30, 2025, $98.8 million of shares of common stock remained available for sale under the 2024 Sales Agreement. On July 1, 2025, we notified Cantor and JonesTrading that we terminated the prospectus, dated April 12, 2024, related to the 2024 Sales Agreement. On August 8, 2025 we filed a new prospectus relating to the shares of common stock to be issued and sold pursuant to the 2024 Sales Agreement. As long as our public float is under $75.0 million, we are restricted from selling shares of our common stock under our shelf registration statement on Form S-3, including those sold under the 2024 Sales Agreement to an amount, in aggregate, that is no more than one-third of our public float during the 12 month period immediately prior to, and including, any such sale.
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
In March 2025, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we issued and sold: (i) in a registered direct offering, 1,974,432 shares of our common stock and (ii) in a concurrent private placement, (a) in lieu of shares to certain investors, pre-funded warrants to purchase up to an aggregate of 2,184,009 shares of our common stock, or the March 2025 Pre-Funded Warrants, at an exercise price of $0.01 per share, and (b) warrants to purchase up to an aggregate of 8,316,882 shares of our common stock, or the March 2025 Common Warrants, at an exercise price of $2.41 per share. We refer to the March 2025 Pre-Funded Warrants and March 2025 Common Warrants collectively as March 2025 Warrants and the registered direct offering and concurrent private placement collectively as the March 2025 Offerings. Each March 2025 Pre-Funded Warrant was exercisable immediately upon issuance and continuing through and including the date the March 2025 Pre-Funded Warrant is exercised in full. Each March 2025 Common Warrant was exercisable beginning on the effective date of stockholder approval of the issuance of the shares of common stock upon exercise of the March 2025 Common Warrants, which occurred on May 20, 2025, and has a term of five years from the date of issuance. The combined purchase price for one share of our common stock and the associated March 2025 Common Warrant was $2.41. The combined purchase price for one March 2025 Pre-Funded Warrant and the associated March 2025 Common Warrant was $2.40. The net proceeds we received from the March 2025 Offerings were approximately $8.8 million, excluding the proceeds from any exercise of the March 2025 Warrants.
In July 2025, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we issued and sold: (i) in a registered direct offering, 1,538,460 shares of our common stock and (ii) in a concurrent private placement, (a) in lieu of shares to certain investors, pre-funded warrants to purchase up to an aggregate of 1,538,461 shares of our common stock, or the July 2025 Pre-Funded Warrants, at an exercise price of $0.01 per share, and (b) warrants to purchase up to an aggregate of 3,076,921 shares of our common stock, or the July 2025 Common Warrants, at an exercise price of $2.15 per share. We refer to the July 2025 Pre-Funded Warrants and the July 2025 Common Warrants collectively as July 2025 Warrants. We refer to the registered direct offering and concurrent private placement collectively as the July 2025 Offerings. Each July 2025 Pre-Funded Warrant was exercisable immediately upon issuance and continuing through and including the date the July 2025 Pre-Funded Warrant is exercised in full. Each July 2025 Common Warrant was exercisable immediately upon issuance and has a term of five years from the date of issuance. The combined purchase price for one share of our common stock and the associated July 2025 Common Warrant was $2.275. The combined purchase price for one July 2025 Pre-Funded Warrant and the associated July 2025 Common Warrant was $2.265. The net proceeds we received from the July 2025 Offerings were approximately $6.1 million, excluding the proceeds from any exercise of the July 2025 Warrants.
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
The Oberland Purchase Agreement has default provisions, that if triggered, would require Curis Royalty to repurchase at a price, or the Put/Call Price, equal to 250% of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. As of September 30, 2025, the Put/Call Price was approximately $103.8 million.

On November 6, 2025, we sold to TPC Investments Royalty LLC, a Delaware limited liability company managed by Oberland Capital Management, LLC, or Oberland, our interest in Curis Royalty LLC, a wholly owned subsidiary. The sale includes the Erivedge intellectual property, other assets associated with Erivedge and the collaboration agreement with Genentech, in exchange for upfront consideration of $2.5 million and a release of our liability related to sale of future royalties to Oberland. As a result of executing the sale of the wholly owned subsidiary to Oberland, in the fourth quarter of 2025, we will recognize a gain within its statement of operations and comprehensive loss and the liability related to sale of future royalties will be extinguished. Following the sale, we will no longer be entitled to revenues under the collaboration agreement with Genentech.
Cash Flows from Operating Activities
Cash flows from operating activities consist of our net loss adjusted for various non-cash items and changes in operating assets and liabilities. Cash used in operating activities during the nine months ended September 30, 2025 and 2024 was $20.8 million and $30.3 million, respectively. Net cash used in operations decreased by $9.5 million due to decreased operating expenses and timing of payments.
Cash Flows from Investing Activities
There was no cash provided by or used in investing activities during the nine months ended September 30, 2025. Cash provided by investing activities during the nine months ended September 30, 2024 was $29.9 million. Cash provided by investing activities during the prior period was primarily due to investment activity from purchases and sales or maturities of investments.
Cash Flows from Financing Activities
Cash provided by financing activities was $9.9 million and cash used in financing activities was $5.4 million during the nine months ended September 30, 2025 and 2024, respectively. Cash provided by financing activities during the nine months ended September 30, 2025 was primarily due to proceeds from the March 2025 Offerings and the July 2025 Offerings, partially offset by payments related to the Oberland Purchase Agreement. Cash used in financing activities during the nine months ended September 30, 2024 was due to payments related to the Oberland Purchase Agreement, partially offset by proceeds from common stock sold under the 2024 Sales Agreement.
Funding Requirements
We have incurred significant losses since our inception. As of September 30, 2025, we had an accumulated deficit of approximately $1.3 billion. We will require substantial funds in the immediate term to continue our research and development program and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for emavusertib as well as development candidates we have and continue to license under our collaboration with Aurigene. We will require substantial additional capital in the immediate term to fund the further development of emavusertib and our general and administrative costs. Moreover, our agreements with collaborators impose significant potential financial obligations on us.
Based upon our current operating plan, we believe that our existing cash and cash equivalents of $9.1 million as of September 30, 2025 should enable us to fund our existing operations into the first quarter of 2026. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our current cash and cash equivalents are not expected to fund our operations beyond 12 months from the date of filing this Quarterly Report on Form 10-Q. See Note 1, Nature of Business, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern. Our resources are focused on emavusertib. If we are unable to obtain sufficient funding, we will be forced to delay, reduce in scope or eliminate our research and development program for emavusertib, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, emavusertib, which would adversely affect our business prospects and our ability to continue operations, and would have a negative impact on our financial condition and our ability to pursue our business strategies. We have faced and expect to continue to face substantial difficulty in raising capital. Our ability to raise additional funds will depend on, among other factors, financial, economic and market conditions as well as maintaining our continued listing on Nasdaq, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us, or at all. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. Our failure to raise capital through a financing or strategic alternative as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to obtain sufficient capital, we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
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
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1A.    RISK FACTORS
We are subject to a number of risks that could materially and adversely affect our business, financial condition, and results of operations and future prospects, including those identified in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025, as supplemented by the updated risk factors set forth below.
We are not in compliance with the requirements for continued listing on the Nasdaq Capital Market. If we fail to regain and maintain compliance with Nasdaq’s requirements, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.
Our common stock is currently listed on the Nasdaq Capital Market. We are required to meet specified requirements to maintain our listing on the Nasdaq Capital Market, including a minimum bid price of $1.00 per share for our common stock and standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. In the past we have, from time to time, received deficiency letters from Nasdaq as a consequence of our failure to satisfy such requirements. On February 21, 2025, we received a deficiency letter from Listing Qualifications Department, or Staff, of Nasdaq notifying us that the market value of our listed securities had closed for the last 30 consecutive business days below the minimum $35,000,000 requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2), or Minimum MVLS Requirement. We had 180 calendar days, or until August 20, 2025, or Compliance Period, to regain compliance with the Minimum MVLS Requirement. In order to have regained compliance, during the Compliance Period, the market value of our listed securities must have closed at $35,000,000 or more for a minimum of ten consecutive business days. On August 21, 2025, we received notice from the Staff stating that, because we have not regained compliance with the MVLS Requirement, our securities would be delisted from The Nasdaq Capital Market unless we timely appeal the Staff’s delisting determination by requesting a hearing before the Nasdaq Hearings Panel, or Panel, by August 28, 2025. We appealed the delisting determination and presented our compliance plan. On October 20, 2025, we received notice that the Panel granted us an exemption until November 14, 2025 to regain compliance with the Minimum MVLS Requirement. There can be no assurance that we can regain compliance with the Minimum MVLS Requirement by such date or maintain compliance with other continued listing requirements.
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
Changes in and uncertainty surrounding U.S. trade policy and international trade policies, particularly with respect to China, could have a material adverse impact on our business, financial condition and results of operations.

We rely on third party contract manufacturing organizations, or CMOs, to produce our product candidate. One of our CMOs has a Chinese subcontractor that produces regulatory starting materials. Another CMO operates in Canada and produces our drug product. This past spring, the U.S. government initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, President Trump issued an executive \order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the Trump administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the Trump administration delayed the effective date of such tariffs for all countries except China to August 1, 2025. Later, the U.S. and China reached a framework agreement that ultimately resulted in the suspension of the higher reciprocal tariffs on China until November 11, 2025. Since the April announcement, several countries including the European Union, Japan, South Korea, and the United Kingdom, among others, have reached deals with the U.S. that include reduced tariff rates to varying levels and other measures. On July 31, 2025, President Trump issued an Executive Order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The new reciprocal rates, which are consistent with the rates reflected in the trade deals already announced, range from 10% to 41% with imports from Switzerland receiving a 39% rate. The new rates do not apply to Canada, China, Mexico and a few other countries. For China, the 10% baseline reciprocal tariff announced in April remains in effect, in addition to a minimum of an additional 20%. Regarding Canada and Mexico, the rate remains 25% for goods that are not covered by the USMCA for Mexico and, effective August 1, 2025, was increased to 35% on imports from Canada that are not covered by the USMCA. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CMOs and other service providers that operate in China. Certain countries have reached agreements with the U.S. that cap pharmaceutical tariffs at 15%. These include the European Union, Japan, South Korea and the United Kingdom.
Separately, in April 2025, the Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025, via a post on Truth Social, President Trump announced that, beginning October 1, 2025, all branded or patented drugs imported in the U.S. would face a 100% tariff. At the same time, Trump indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the U.S. Thereafter, Trump delayed the October 1st effective date of the tariffs on branded or patented pharmaceutical products announcing that the Administration had now “begun preparing” tariffs on manufacturers that don’t build in the U.S. or enter into a most-favored-nation drug pricing agreement with the Trump administration.
Further, trade tensions and conflicts between the United States and China have been escalated in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible economic sanctions against Chinese biotechnology companies WuXi AppTec and WuXi Biologics, or collectively WuXi, over alleged ties to the Chinese military.
In addition, in 2024, the U.S. Congress considered legislation referred to as the BIOSECURE Act. If this legislation had been enacted into law, it would have prohibited, subject to limited exceptions, the direct or indirect use of U.S. federal government contract, grant, and loan funds for purchasing biotechnology equipment and services from certain Chinese biotechnology companies, possibly including WuXi entities. On October 9, 2025, the U.S. Senate passed a revised version of the BIOSECURE legislation as part of its National Defense Authorization Act for FY 2026. Instead of specifying particular Chinese entities for restrictions, the Senate bill would initially target biotechnology companies that have been identified on the so-called 1260H List by the U.S. Department of Defense as Chinese Military Companies Operating in the United States. This list currently includes BGI Group, BGI Genomics Co., Ltd. (BGI), Forensic Genomics International (FGI), and MGI Tech Co., Ltd. (MGI), but does not include WuXi entities. The legislation would allow for other biotechnology companies, possibly including WuXi entities, to be added to the federal funding prohibitions at a later time. The U.S. House of Representatives has passed a version of the bill that does not contain similar biotechnology provisions, so it is not currently known whether the House or Senate language or other language or neither may become law.
As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact to our costs of materials and production processes, and supply chain disruptions and delays as a result of any new tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries, in particular, China, will impose and maintain quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.
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
For example, the loss and retirement of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump's E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of the Department of Health and Human Services, or HHS, announced on March 27, 2025, a reorganization and Reduction in Force, or RIF, across HHS of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce of approximately 20,000 to decrease by 3,500 full-time employees. Subsequently, the FDA indicated that roughly a quarter of those employees who received RIF notices had been reinstated. On July 14, 2025, following litigation reaching the US Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA. There are also ongoing deliberations within the administration and Congress over potentially substantial proposed cuts to the overall budget for HHS and funding of the FDA for the 2026 federal fiscal year.
Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act, or PDUFA, it remains unclear how the administration’s RIF and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA RIF did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. There have been several reports in which the FDA has failed to meet a PDUFA goal date for approval of an NDA or BLA due to heavy workload and limited resources. In addition, while currently unclear, there is a risk that the RIF and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.
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
In addition, government funding of the Securities and Exchange Commission, or SEC, and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. During the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
For example, the federal government shut down on October 1, 2025, and as of November 5, 2025, it has not reopened. With the shutdown, the FDA issued a public notice stating that agency operations would continue to the extent permitted by law, such as activities necessary to address imminent threats to the safety of human life and activities funded by carryover user fee funds. The FDA declared that, during the shutdown period, it does not have legal authority to accept user fees assessed for FY 2026 until an FY 2026 appropriation or Continuing Resolution for the FDA is enacted. As a result, the FDA will not be able to accept any regulatory submissions for FY 2026 that require a fee payment and that are submitted during the lapse period.
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
Item 5.    OTHER INFORMATION
Director and Executive Officer Trading Arrangements
During the third quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6.    EXHIBITS

Exhibit Number	Description
4.1	Form of Unregistered Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on July 2, 2025)
4.2	Form of Unregistered Common Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on July 2, 2025)
10.1
Form of Securities Purchase Agreement, dated July 2, 2025, by and among Curis, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 2, 2025)

10.2
Registration Rights Agreement, dated July 2, 2025, by and among Curis, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 2, 2025)

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

CURIS, INC.

Dated:	November 6, 2025	By:	/S/ JAMES E. DENTZER
James E. Dentzer
President and Chief Executive Officer
(Principal Executive Officer)

CURIS, INC.

		By:	/S/ DIANTHA DUVALL
Diantha Duvall
Chief Financial Officer
(Principal Financial and Accounting Officer)