Form 10-K
period 2025-12-31
CURIS INC
filed 2026-03-24
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
    If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
    The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on June 30, 2025 was approximately $24.8 million. As of March 20, 2026, there were 39,978,693 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement for the 2026 annual meeting of stockholders, which the registrants intends to file with the Commission not later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2025 pursuant to Regulation 14A, have been incorporated by reference in Items 10-14 of Part III of this Annual Report on Form 10-K.

CURIS, INC.

Form 10-K

PART I
Cautionary Note Regarding Forward-Looking Statements and Industry Data
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical fact contained in this Annual Report are statements that could be deemed forward-looking statements, including without limitation any statements with respect to the plans, strategies and objectives of management for future operations; statements concerning product research, development and commercialization plans, timelines and anticipated results; statements of expectation or belief; statements with respect to clinical trials and studies; statements with respect to royalties and milestones; statements with respect to the therapeutic potential of drug candidates; expectations of revenue, expenses, earnings or losses from operations, or other financial results; and statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words such as “expect(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “focus(es)”, “plans”, “mission”, “strategy”, “potential”, “estimate(s)”, “opportunity”, “intend”, “project”, “seek”, “should”, “would”, “likelihood”, and similar expressions, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements may include, but are not limited to, statements about:

•the initiation, timing, progress and results of ongoing and future preclinical studies and clinical trials, and our research and development program for emavusertib;
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
•our ability to continue meeting the listing standards of The Nasdaq Stock Market LLC;
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

Other Information
Unless otherwise indicated, or unless the context of the discussion requires otherwise, we use the terms “we,” “us,” “our” and similar references to refer to Curis, Inc. and its subsidiary, on a consolidated basis. We use the term “Curis” to refer to Curis, Inc. on a stand-alone basis.

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
•If we fail to maintain compliance with Nasdaq Capital Market’s listing requirements, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.

ITEM 1.BUSINESS
Overview
We are a biotechnology company focused on the development of emavusertib (CA-4948), an orally available, small molecule inhibitor of Interleukin-1 receptor associated kinase, or IRAK4 and FMS-like tyrosine kinase 3 or FLT3. Emavusertib is currently being evaluated in the TakeAim Lymphoma Phase 1/2 study (CA-4948-101) in patients with relapsed/refractory primary central nervous system lymphoma, or PCNSL, in combination with ibrutinib, a Bruton Tyrosine Kinase inhibitor or BTK inhibitor and in our recently initiated TakeAim CLL study, a Phase 2 combination study of emavusertib in chronic lymphocytic leukemia, or CLL, with zanubrutinib, a BTK inhibitor. Our monotherapy and combination studies of emavusertib in AML are substantially complete. Emavusertib has received Orphan Drug Designation from the U.S. Food and Drug Administration, or FDA, for the treatment of PCNSL, AML and MDS and from the European Commission for the treatment of PCNSL. We, through our 2015 collaboration with Aurigene Discovery Technologies Limited, or Aurigene, have the exclusive license to emavusertib (CA-4948).
We will require substantial funds to maintain our research and development program and support operations in the near term. We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2025, we had $5.1 million in cash and cash equivalents. In January 2026, we completed a private placement, or January 2026 PIPE Financing, for net proceeds of approximately $18.6 million. See Note 8, “Common Stock” and “Equity Offerings” in “Liquidity and Capital Resources” for a description of the January 2026 Pipe Financing.
We will require substantial additional funding to fund the development of emavusertib through regulatory approval and commercialization, and to support our continued operations. We will need to seek additional funding through a number of potential avenues, including private or public equity financings, collaborations, or other strategic transactions. We have faced and expect to continue to face substantial difficulties in raising capital. If sufficient funds are not available, we will have to delay, reduce the scope of, or eliminate our research and development program for emavusertib, including related clinical trials and operating expenses, potentially delaying the time to market for or preventing the marketing of emavusertib, which would adversely affect our business prospects and our ability to continue our operations, and would have a negative impact on our financial condition and ability to pursue our business strategies. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. If we are unable to obtain sufficient capital, we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.

Emavusertib
Emavusertib (CA-4948) is an orally available, small molecule inhibitor of IRAK4 and FLT3. IRAK4 plays an essential role in the toll-like receptor, or TLR, and interleukin-1 receptor, or IL-1R, signaling pathways, which are frequently dysregulated in patients with cancer. TLRs and the IL-1R family signal through the adaptor protein Myeloid Differentiation Primary Response Protein 88, or MYD88, which results in the assembly and activation of IRAK4, initiating a signaling cascade that induces cytokine and survival factor expression mediated by the NF-κB protein complex. Many B-cell leukemias and lymphomas are associated with constitutive activation of the NF-κB protein complex, which contributes to these cancers' proliferation and survival. The B-cell receptor, or BCR, and TLR pathways drive NF-κB activation. Preclinical studies have demonstrated that targeting both the BCR and TLR pathways is more synergistic than targeting either pathway alone. Similarly, preclinical studies targeting IRAKi in combination with FLT3 have demonstrated the ability to overcome the adaptive resistance incurred when targeting FLT3 alone. In acute myeloid leukemia, or AML, patient derived xenografts, emavusertib has shown monotherapy anti-tumor activity as well as synergy with both azacitidine and venetoclax. In the clinic, emavusertib has shown anti-tumor activity across a broad range of hematologic malignancies, including monotherapy activity in AML, particularly those with a FLT3 mutation. In non-Hodgkin's lymphoma patients, particularly in PCNSL, emavusertib has shown anti-tumor activity in combination with a BTK inhibitor.
In January 2026, we announced that we are focusing our operations on our ongoing combination Phase 1/2 study in relapsed/refractory, or R/R, PCNSL with ibrutinib and our recently initiated Phase 2 combination study of emavusertib in CLL with zanubrutinib. Our monotherapy and combination studies of emavusertib in AML are substantially complete, with additional funding, we plan to continue development of emavusertib in AML.
TakeAim CLL
In August 2025, we announced a Phase 2 open label clinical study of emavusertib in combination with zanubrutinib in frontline CLL (CA-4948-203, NCT07271667), also known as the TakeAim CLL study. We began activating sites during the fourth quarter of 2025 and expect to initiate dosing during the first half of 2026, with initial data expected in the fourth quarter of 2026.
TakeAim Lymphoma
Emavusertib is currently undergoing testing in combination with ibrutinib in a Phase 1/2 open-label, single arm expansion trial in patients with R/R PCNSL (CA-4948-101, NCT03328078), also known as the TakeAim Lymphoma Phase 1/2 study. In June 2022 and December 2023, we provided preliminary clinical data for patients with various hematological malignancies in the combination portion of the ongoing TakeAim Lymphoma Phase 1/2 study. In December 2023, we provided clinical and safety data of emavusertib in combination with ibrutinib in several non-Hodgkin's lymphoma subtypes, including PCNSL. In July and December 2024, emavusertib was granted Orphan Drug Designation by the European Commission and the U.S. Food and Drug Administration, or FDA, respectively, for the treatment of patients with PCNSL. In September 2024, March 2025 and November 2025, we provided additional clinical data of emavusertib in combination with ibrutinib in R/R PCNSL. In March 2025, we announced that we had completed productive meetings with both the European Committee for Medicinal Products for Human Use, or CHMP, and the FDA on the suitability of using the ongoing TakeAim Lymphoma Phase 1/2 study to support a potential accelerated regulatory path for a Conditional Marketing Authorization, or CMA, submission in Europe and a New Drug Application, or NDA, submission in the U.S.
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
In February 2020, we and Aurigene further amended the collaboration agreement. Under the terms of the amended agreement, Aurigene expanded its rights to develop and commercialize CA-170, an oral small molecule drug candidate that targets V domain Ig Suppressor or T-cell Activation and PDL1-immune checkpoint proteins, to Asia and will conduct a Phase 2b/3 randomized study evaluating CA-170, in combination with chemoradiation, in approximately 240 patients with non-squamous non-small cell lung cancer. In September 2024, the collaboration agreement was further amended to expand Aurigene's rights to develop and commercialize CA-170 worldwide. We are entitled to receive royalty payments on potential future sales of CA-170 at percentage rates ranging from the high single digits up to 10%, subject to specified reductions. In addition, we are entitled to receive a low double-digit percentage of Aurigene’s sublicensing revenues subject to specified reductions.
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
Genentech
In 2003, we entered into a Collaborative Research, Development and License Agreement, dated as of June 11, 2003, with Genentech, Inc. (as amended by the First Amendment to the Collaborative Research, Development and License Agreement, between us and Genentech effective as of December 10, 2004, the Second Amendment to the Collaborative Research, Development and License Agreement, between us and Genentech effective as of April 11, 2005, the Third Amendment to the Collaborative Research, Development and License Agreement, between us and Genentech effective as of May 8, 2006 and the Fourth Amendment to the Collaborative Research, Development and License Agreement, between us and Genentech effective as of January 1, 2012), or the Genentech License Agreement, which we refer to as the collaboration agreement. Under the terms of our collaboration agreement with Genentech, we granted Genentech an exclusive, global, royalty-bearing license, with the right to sublicense, to make, use, sell and import molecules capable of inhibiting the Hedgehog signaling pathway (including small molecules, proteins and antibodies) for human therapeutic applications, including cancer therapy. Genentech subsequently granted a sublicense to Roche for non-U.S. rights to Erivedge® (vismodegib), a first-in-class orally administered small molecule Hedgehog signaling pathway antagonist, or Erivedge other than in Japan where such rights are held by Chugai. Genentech and Roche are responsible for worldwide clinical development, regulatory affairs, manufacturing and supply, formulation, and sales and marketing of Erivedge.
In March 2019, we and our then wholly owned subsidiary, Curis Royalty LLC, or Curis Royalty, entered into the royalty interest purchase agreement, or the Oberland Purchase Agreement, with entities managed by Oberland Capital Management, LLC, or the Purchasers, and Lind SA LLC, as collateral agent for the Purchasers, or Agent. Pursuant to the Oberland Purchase Agreement, the Purchasers acquired the rights to a portion of certain royalty and royalty-related payments excluding a portion of non-U.S. royalties retained by Curis Royalty, referred to as the Purchased Receivables, owed by Genentech on potential net sales of Erivedge. Pursuant to the Genentech License Agreement, we were entitled to royalties on net sales of Erivedge that ranged from 5% to 7.5%. The royalty rate applicable to Erivedge would be decreased by 2% on a country-by-country basis in certain specified circumstances.

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
In November 2025, we sold to TPC Investments Royalty LLC, a limited liability company managed by Oberland Capital Management, LLC, our 100% interest in Curis Royalty. The sale included the Erivedge intellectual property, other assets associated with Erivedge and the Genentech License Agreement, or Erivedge, in exchange for upfront consideration of $2.5 million and a release of our liability related to the sale of future royalties to Oberland. In connection with such transaction, we transferred to Curis Royalty all rights to Curis Technology, Inventions and Joint Patents (each as defined in the Genentech License Agreement) and assigned our rights, duties and obligations under the Genentech License Agreement to Curis Royalty. Following the sale of Erivedge, we are no longer entitled to revenues under the Genentech License Agreement.
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
In the U.S., as of December 31, 2025, we have 52 issued or allowed patents expiring on various dates between 2028 and 2042 as well as numerous pending patent applications. We have foreign counterpart patent filings for most of our U.S. issued patents and patent applications. These patents and patent applications are directed to various inventions including compositions of matter, methods of making and using these compositions for multiple applications, methods for drug screening and discovery, and patents which relate to our proprietary technologies.
Emavusertib. In conjunction with the October 2015 exercise of our option to license the IRAK-4 program, we obtained world-wide (except for India and Russia) exclusive licenses to the Aurigene intellectual property relevant to the program. The portfolio consists of U.S. and foreign filings which cover emavusertib and related IRAK-4 inhibitory compounds and methods of use thereof. As of December 31, 2025, there are 10 issued or allowed U.S. patents expiring between 2035 and 2042 included in such filings.
Other Aurigene Collaboration Programs. In conjunction with the October 2016 exercise of our option to license the PD-L1/TIM3 program under our collaboration with Aurigene and the March 2018 exercise of our option to the fourth program in immuno-oncology, we obtained world-wide (except for India and Russia) exclusive licenses to the Aurigene intellectual property relevant to the program. The portfolio consists of U.S. and foreign filings which cover various genera of compounds from each program and methods of use thereof. As of December 31, 2025, there are 14 issued U.S. patents expiring between 2034 and 2038 included in such filings.
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
With passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in both the FDCA and the Public Health Service Act, or PHSA, that required animal testing in support of an NDA. While animal testing may still be conducted, the FDA was authorized to rely on alternative non-clinical tests, including cell-based assays, microphysiological systems or bioprinted or computer models. In April 2025, the FDA released a roadmap to replace animal testing in preclinical safety studies with scientifically validated new approach methodologies.
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

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data monitoring committee, or DMC. This group provides authorization for whether a trial may move forward at designated check points based on access that only the group maintains to available data from the trial. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made based on evolving business objectives and/or competitive climate.
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
In September 2025, the FDA issued final guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The final guidance is adopted from the International Council for Harmonisation’s, or ICH’s, updated E6(R3) final guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. That guideline was finalized by the ICH on January 6, 2025. In addition, the FDA issued final guidance outlining recommendations for the implementation of decentralized clinical trials.
In October 2025, the FDA issued final guidance that focuses on patient-focused drug development. The guidance outlines how stakeholders, such as patients, caregivers, researchers and medical product developers, can submit patient experience data in support of the development and approval of drug products. To that end, the guidance provides an overview of clinical outcome assessments, or COAs, in clinical trials, and the role that COAs may play in in evaluating the clinical benefit of a medical product.

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
On January 27, 2025, in response to an executive order issued by President Trump on January 21, 2025, relating to Diversity, Equity and Inclusion programs, the FDA removed the draft DAP guidance from its website. That action, along with similar actions by the Trump Administration to remove many other healthcare webpages, is currently the subject of ongoing litigation. On July 3, 2025, the U.S. District Court for the District of Columbia ruled that the Trump administration’s actions to remove these webpages, including the draft DAP guidance, are unlawful under the Administrative Procedure Act. The court ordered the restoration of many of these webpages. In late July 2025, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.”
Sponsors of clinical trials are required to register and disclose certain clinical trial information for some trials on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017. As of March 1, 2026, the FDA has issued eight notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.
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
In May 2025, the FDA disclosed plans to expand its use of unannounced inspections of foreign manufacturing facilities that produce drugs and biologics distributed in the U.S. Subsequently, in August 2025, the FDA introduced a “PreCheck” program with the intention of supporting companies as they build new facilities in the U.S. The PreCheck program provides manufacturers with more frequent FDA communication at critical development stages, including facility design, construction, and pre-production. These FDA initiatives flow from an Executive Order issued by President Trump on May 5, 2025, calling for actions to reduce regulatory barriers to pharmaceutical manufacturing in the U.S.
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
Further, with passage of the Cures Act in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.
In June 2025, the FDA announced the creation of the “Commissioner’s National Priority Voucher”, or CNPV, Program. Vouchers issued under this program can reportedly be redeemed by sponsors to shorten the review time of a BLA from approximately 10-12 months to 1-2 months. The FDA has indicated that the new CNPV process will convene experts from the FDA’s offices for a team-based review rather than using the standard review system. Clinical information will be reviewed by a multidisciplinary team of physicians and scientists who will pre-review the submitted information and convene for a 1-day meeting. Vouchers under this program will reportedly be given to companies aligned with U.S. national priorities. As of March 1, 2026, the FDA had issued 18 vouchers under the program, approved two drug products and issued a CRL to the sponsor of another product.
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

The application is the vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under PDUFA, the submission of most applications is subject to an application user fee, which for federal fiscal year 2026 is $4,682,003 for an application requiring clinical data. The sponsor of an approved application is also subject to an annual program fee, which for fiscal year 2026 is $442,213. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses. If an application is withdrawn prior to the FDA acceptance for filing, 75% of these fees may be refunded to the sponsor. If an application is withdrawn after filing, a lower portion of these fees may be refunded in certain circumstances.

Following submission of an NDA, the FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In pertinent part, FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor. In October 2025, the FDA issued internal guidance clarifying that “materially incomplete or inadequately organized” applications that would not permit timely, efficient and complete review will be the subject of an RTF. The internal guidance also provides that the agency will issue an RTF for an application that relies on a single adequate and well-controlled investigation to support approval if prior communications with the FDA determined the need for more than one clinical study and any justification for a single investigation is inadequate. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under PDUFA, the FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. The review process and the PDUFA goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission. The terms and requirements of PDUFA are reauthorized in five year cycles with the next cycle currently being negotiated to cover federal fiscal years 2028 to 2032. The new legislation must be enacted by October 1, 2027, or the FDA will lose its authority to collect user fees which fund a substantial portion of the drug review process.
The FDA seeks to meet these timelines for review of an application but its ability to do so may be affected by a variety of factors. While the costs associated with review of an application are typically covered by the PDUFA user fee program, other activities, including government budget and funding levels, the ability to hire and retain key personnel and statutory, regulatory and policy changes, may indirectly impact the FDA’s review and approval of marketing applications. Average review times at the agency have fluctuated in recent years, as a result. For example, during the past decade, the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have had to furlough critical employees and stop critical activities.
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
The FDA’s Decision on an NDA
The FDA reviews an application to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The FDA has traditionally interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. In February 2026, however, FDA leadership published an editorial in the New England Journal of Medicine stating that, in most cases, the new default requirement for FDA approval of a new product will be one adequate and well-controlled pivotal clinical trial plus confirmatory evidence. In determining whether to rely on one trial, the FDA will focus on the single trial’s quality, including magnitude of effect, appropriateness of control arms, endpoint selection, statistical power, blinding, handling of missing data, biological plausibility and alignment with intermediate biomarkers.
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
Under the Ensuring Innovation Act, which was signed into law in April 2021, the FDA must publish action packages summarizing its decisions to approve new drugs within 30 days of approval of such products. While CRLs were previously treated by the FDA as confidential and were only disclosed in action packages for approved products, the agency announced in

September 2025 that it will now release CRLs promptly after they are issued to sponsors. Since that announcement, the FDA has posted a number of CRLs on its website.
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
It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in non-promotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act, or PIE Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products. In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.
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
For example, on September 9, 2025, the President issued a Memorandum directing HHS to “ensure transparency and accuracy in direct-to-consumer (“DTC”) prescription drug advertising, including by increasing the amount of information regarding any risks associated with the use of any such prescription drug required to be provided in prescription drug advertisements.” To that end, the FDA announced that it is initiating a rulemaking process “to eliminate the ‘adequate provision’ loophole that allows pharmaceutical advertisements to hide safety information by placing it in another format or location.” In this context, the FDA declared that it will no longer tolerate what it characterized as “deceptive practices” in prescription drug advertising and that the agency would “aggressively deploy” its available enforcement tools, with “heightened scrutiny” of fair balance and disclosures in social media promotions. The FDA also issued a generic “notice letter” directing companies to “remove any noncompliant advertising and bring all promotional communications into compliance.”
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCSA, which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of distributors by the states. Manufacturers were required by November 2023 to have such systems and processes in place to comply with the DSCSA, but, so as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time. The exemptions for manufacturers have expired, and entities that are unable to meet the enhanced drug distribution security requirements must now request a waiver, exception or exemption from FDA.
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
The FDCA also provides for a period of three years of regulatory exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, which were conducted by or for the sponsor and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as new indications, dosage forms, route of administration or combination of ingredients. Three-

year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs or 505(b)(2) NDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product; rather, this three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving follow-on applications for drugs containing the original active ingredient.
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
The FDA and the U.S. Congress may further reevaluate and revise the Orphan Drug Act and its regulations and policies. For example, in September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and not the “indication or use” for which the product is approved. Subsequently, in another case, a federal district court in Washington, D.C. followed the reasoning of the 11th Circuit decision and that decision was appealed to the U.S. Court of Appeals for the D.C. Circuit. On February 3, 2026, the Consolidated Appropriations Act of 2026 was enacted into law. It overruled these court decisions and codified the FDA’s longstanding interpretation of the scope of orphan drug exclusivity to apply to “the same drug for the same approved use or indication within such [designated] rare disease or condition.” This change, which applies retroactively, expressly authorizes the FDA to approve multiple versions of the same orphan drug for different sub-indications and subpopulations, such as adult and pediatric patients or multiple variations of the same disease that are caused by different genetic variants.
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
Review and Approval of Drug Products in the European Union
In addition to regulations in the U.S., a sponsor will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of its products outside of the U.S. Whether or not a sponsor obtains FDA approval for a drug candidate, the sponsor must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the EU, before commencing clinical trials or marketing products in those countries or areas. In the EU, drug candidates are also subject to extensive regulatory requirements. As in the U.S., medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained. Similar to the U.S., the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.
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
Preclinical Studies
Before a product enters clinical testing in the EU, the sponsor must conduct preclinical studies to demonstrate the safety of the investigational product for such clinical testing. These studies must be conducted in compliance with the principles of GLP, as set forth in EU Directive 2004/10/EC. In particular, preclinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with GLP principles, which reflect the requirements of the Organization for Economic Co-operation and Development.
Clinical Trial Approval in the EU
On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014, or CTR, became effective in the EU and replaced the prior Clinical Trials Directive 2001/20/EC, or CTD. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the EU, or EU Member State, is required to submit a single application for approval. The submission is made through the Clinical Trials Information System, a new clinical trials portal overseen by the European Medicines Agency, or EMA, and available to clinical trial sponsors, competent authorities of the EU Member States and the public.
Beyond streamlining the process, the CTR includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted, or Member States concerned. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the CTR.
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
As in the United States, sponsors conducting certain clinical studies in the EU must submit and make public clinical trial information through the Clinical Trials Information System (CTIS), which has replaced EudraCT under the CTR.
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
The Committee for Medicinal Products for Human Use, or CHMP, was established at the EMA and plays a vital role in the authorization of medicines in the EU. The CHMP provides scientific advice to sponsors investigating and developing new medicines, prepares scientific guidelines and regulatory guidance to help sponsors prepare marketing authorization applications, or MAAs, and cooperates with international partners on the harmonization of regulatory requirements. With respect to MAAs filed under the centralized procedure, the CHMP is responsible for conducting an initial assessment of a product candidate and the data supporting approval of the MAA. On the basis of its review, the CHMP provides a scientific opinion on whether or not an MA should be granted for a product candidate.
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
Conditional Marketing Authorization
In particular circumstances, the EC may grant a Conditional Marketing Authorization, or CMA, to a product prior to obtaining the comprehensive clinical data required for an application for a full MA. Such conditional approvals may be granted for drug candidates (including medicines designated as orphan medicinal products) if (1) the drug candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the drug candidate is intended to meet unmet medical needs of patients; (3) a CMA may be granted prior to submission of comprehensive clinical data provided that the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the drug candidate is positive, and (5) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data. A CMA may contain specific obligations to be fulfilled by the CMA holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. CMAs are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a CMA.
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
In November 2020, the EC launched a review of the EU’s pharmaceutical legislation, including its provisions governing regulatory exclusivity. The EC’s proposal for revision of several legislative measures was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory exclusivity protection. On December 11, 2025, the European Parliament and Council reached a provisional political agreement on the legislation, which is expected to be adopted by mid-2026. Key changes include updating regulatory exclusivity to a new system with eight years of data exclusivity and a reduced market exclusivity period to one year, which can be extended if specific conditions are fulfilled up to a maximum of 11 years. This measure, and others, are expected to be adopted by mid-2026 and, following a transition period of 24 months, will likely take effect in mid-2028.
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
Approval of Companion Diagnostic Devices
In the EU, medical devices such as companion diagnostics must comply with the General Safety and Performance Requirements, or SPRs, detailed in Annex I of the EU Medical Devices Regulation (Regulation (EU) 2017/745) (MDR), which came into effect on May 26, 2021, and replaced the previously applicable EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with SPRs and additional requirements applicable to companion medical devices is a prerequisite to be able to affix the CE Mark of Conformity to medical devices, without which they cannot be marketed or sold. To demonstrate compliance with the SPRs, a manufacturer must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. The MDR is meant to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EU for medical devices.
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
Review and Approval of Medical Products in the United Kingdom
As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, is responsible for approving all medicinal products destined for the United Kingdom market (Great Britain and Northern Ireland). The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into domestic law the body of EU law instruments governing medicinal products that existed prior to the United Kingdom’s withdrawal from the EU. On April 28, 2025, the U.K. Parliament adopted amendments to improve and strengthen the clinical trials regulatory regime in the United Kingdom. These revisions will take effect on April 28, 2026, and were needed to replace the prior requirements in the United Kingdom that were based on the repealed CTD, which has been replaced by the CTR.
The MHRA has established the Innovative Licensing and Access Pathway, or ILAP, for sponsors of potentially transformative medicines or drug-device combination products that address unmet medical needs and for which there is evidence of safe use in human but confirmatory trials have not yet started. It is designed to reduce the end-to-end timeline for research and development, regulatory approval and timely adoption of new technologies to benefit patients and the healthcare system in the United Kingdom. To these ends, the ILAP comprises an Innovation Passport designation, a Target Development profile and a toolkit to support all stages of the design, development and approval process. As with expedited review and approval programs in other jurisdictions, the designation of emavusertib under the ILAP does not guarantee approval of a candidate product in the United Kingdom by the MHRA.
In addition, as of January 1, 2024, an international recognition procedure, or IRP, applies in the United Kingdom and is designed to facilitate approval of pharmaceutical products in the United Kingdom. The IRP is open to sponsors that have previously received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs include the FDA, EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure, and the FDA for approvals granted in the United States. The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion is an RR authorization for the purposes of IRP.
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
In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. Following the July 2020 Court of Justice of the EU judgment invalidating the so-called EU-U.S. Privacy Shield, the EC adopted an adequacy decision for the EU-U.S. Data Privacy Framework in July 2023. This adequacy decision permits U.S. companies who self-certify under the EU-U.S. Data

Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework, and there is currently one pending litigation against the EU-U.S. Data Privacy Framework before the Court of Justice of the EU (CJEU), C-703/25 P – Latombe v Commission. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the so-called standard contractual clauses and other data transfer mechanisms.
Following the CJEU decision, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The European Union initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022, and the European Commission adopted the adequacy decision in July 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business.
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
Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the Patient Protection and Affordable Care Act. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. For example, with adoption of the One Big Beautiful Bill Act, or OBBBA, on July 4, 2025, Congress further restricted certain provisions in the ACA by eliminating enhanced premium tax credits, halting provisional coverage, removing repayment caps, reducing subsidies for lawfully present migrants, and tightening enrollment verification requirements.
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
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of drugs from Canada and, in turn, submitted Section 804 Importation Program proposals to the FDA. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.
On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the agency to obtain initial feedback from FDA prior to formally submitting their section 804 importation program (SIP) proposal. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the agency and ultimately shortening the review timeline. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act, or IRA, has been delayed by Congress to January 1, 2032.
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
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years. Drugs and biologics that have been approved for a single rare disease or condition were originally categorically excluded from price negotiation. With passage of the OBBBA in July 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations.
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
The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023 with the negotiated prices for ten selected drug products becoming effective on January 1, 2026. The second cycle of negotiations with participating drug companies occurred during 2025, and the negotiated prices for this second set of 15 drugs will become effective on January 1, 2027. On January 27, 2026, CMS published the list of 15 drugs selected for the third cycle of negotiations. These negotiated prices will become effective on January 1, 2028.

Since adoption of the IRA, the Trump Administration has taken a number of actions to reduce the costs of pharmaceutical products. For example, on April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. Further, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The Order provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. Thereafter, on July 31, 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025 Executive Order and demanding that such companies extend MFN pricing to Medicaid patients. Virtually all of these pharmaceutical companies have entered into agreements with the administration to provide for lower prices on certain pharmaceuticals. On February 5, 2026, President Trump launched TrumpRx.gov, a website that directs individuals to pharmaceutical manufacturer websites that are offering price discounts based on the administration’s pricing agreements with pharmaceutical manufacturers.
On December 23, 2025, CMS, through its Center for Medicare and Medicaid Innovation, proposed two five-year pilot programs to implement a “reference pricing” regime for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing Model for Medicare Part B drugs, referred to as GLOBE, and the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs, referred to as GUARD. Under the proposed pilot programs, a manufacturer would owe rebates to Medicare if prices for their drugs exceeded the prices paid by other economically comparable reference countries, defined in the proposed regulations as OECD countries with a GDP of $400 billion and a per capita GDP that is at least 60% of the U.S. per capita GDP (an initial list of 19 reference countries is included in the proposed rule). Comments are due on the proposed pilot program rules on or before February 23, 2026, and the pilot programs are proposed to go into effect beginning October 1, 2026.
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
Competition
Emavusertib, if approved, will compete with existing and new products being developed by others for treatment of the same indications. Competition in the development of human therapeutics and, in particular, human therapeutics that target signaling pathways to treat cancers, is intense and rapidly evolving. Our competitors include large pharmaceutical and biopharmaceutical companies, as well as specialized biotechnology firms, that are developing cancer therapies in the same indications as we are. Many competitors have substantially greater research, development, manufacturing, marketing, and financial capabilities, than we do. Successful development and commercialization of products depends on the ability to differentiate the benefits of our products (e.g. efficacy, safety, dosing, route of administration, convenience, and cost-effectiveness) over competing drug therapies. There are several companies developing drug candidates that target the same molecular targets and signaling pathways, and in some cases the same cancer indications, which are being pursued by us.
We believe our primary competitors for emavusertib are those companies pursuing oncology indications in IRAK4, CLL, PCNSL, AML with a FLT3 mutation, and frontline AML combinations with azacitidine and venetoclax.
Companies pursuing IRAK 4 inhibitors include a pre-clinical stage company, Kurome Therapeutics (KME-0584 – IRAK1/4 / FLT3) and four clinical and/or commercial stage companies, Rigel Pharmaceuticals, Inc. (R289), AstraZeneca (AZD2962), Hangzhou Polymed Biopharmaceuticals (HPB-092 – IRAK4 / FLT3) and Eilean Therapeutics (lomonitinib – IRAK4 / FLT3).
AstraZeneca PLC has an approved BTK inhibitor, acalabrutinib, which is approved for use in combination with venetoclax as a treatment for CLL. Companies pursuing frontline CLL in combination with a BTK inhibitor include BeOne Medicines (formerly BeiGene, Ltd.) (zanubrutinib in combination with venetoclax) and AbbVie Inc. together with Johnson & Johnson (ibrutinib in combination with venetoclax). Other companies with BTK inhibitor–based combinations or next‑generation BTK‑pathway agents that may be used in combination in frontline CLL include AbbVie Inc. and Johnson & Johnson (ibrutinib‑based regimens), Eli Lilly and Company (pirtobrutinib), and Nurix Therapeutics, Inc. (BTK degraders).
Companies pursuing PCNSL in combination with a BTK inhibitor include Bayer AG (copanlisib in combination with ibrutinib). Other companies pursuing PCNSL include Gilead Sciences, Inc. (axicabtagene ciloleucel), Ono Pharmaceuticals Co., Ltd. (tirabrutinib), and BeOne Medicines (zanubrutinib in combination with rituximab and methotrexate). Additionally, there are several marketed products that are being studied in combination as potential treatments for PCNSL (ibrutinib, rituximab and lenalidomide). AbbVie Inc. has an approved BTK inhibitor, ibrutinib, which is being used pursuant to the National Comprehensive Cancer Network guidelines as a treatment for PCNSL. Other companies pursuing R/R PCNSL are Bayer AG (copanlisib in combination with ibrutinib), Gilead Sciences, Inc. (axicabtagene ciloleucel), Ono Pharmaceuticals Co., Ltd. (tirabrutinib), and BeOne Medicines (zanubrutinib in combination with rituximab and methotrexate). Additionally, there are several marketed products that are being studied in combination as potential treatments for PCNSL (ibrutinib, rituximab and lenalidomide).
Astellas Pharma, Inc. (gilteritinib) has an approved FLT3 inhibitor as do Daiichi Sankyo (quizartinib), Jiangsu Hengrui (famitinib malate (approved in China), and Novartis (midostaurin). Other companies developing FLT3 inhibitors include: Aptose Biosciences, Inc. (tuspetinib), HEC Pharma Co., Ltd. (HEC73543), Ellipses Pharma (EP0042), CSPC Pharmaceuticals Group Limited (SKLB1028), Kurome Therapeutics (KME-0584 – IRAK1/4 / FLT3), Hangzhou Polymed Biopharmaceuticals (HPB-092 – IRAK4 / FLT3) and Eilean Therapeutics (lomonitinib – IRAK4 / FLT3).
Companies pursuing frontline AML in combination with either azacitidine and venetoclax, or both, include: Faron Pharmaceuticals Oy (bexmarilimab), Novartis AG (sabatolimab), OncoVerity, Inc. (cusatuzumab), Glycomimetics, Inc. (uproleselan), Shattuck Labs, Inc. (SL-17254), Bio-Path Holdings, Inc. (prexigebersen), Astellas Pharma, Inc. (gilteritinib), and AbbVie Inc. (pivekimab sunirine).
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
Human Capital Resources
As of February 9, 2026, we had 24 employees, of which 20 are full-time. Of our employees, 14 are currently involved in research and development, including medical doctors, biologists, and other clinical or scientific disciplines who seek to identify and develop new applications for our existing proprietary portfolio. None of our employees is a party to a collective bargaining agreement, and we consider our relations with our employees to be good.
We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We offer our employees a comprehensive compensation package. Our well-designed compensation and benefits package includes salaries, annual bonuses, equity compensation, 401(k) match, life insurance, health and workers’ compensation insurance, paid vacation, holidays and year-end shutdown. Our equity compensation plans, pursuant to which we may grant stock options, restricted stock, restricted stock units and other equity-based awards, are designed to align our employees’ interests with our stockholders’ interests and motivate effective performance, which drives company success. We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer.

Segment Reporting
We are engaged solely in the discovery and development of innovative drug candidates for the treatment of human cancers. Accordingly, we have determined that we operate in one operating segment.
Information about our Executive Officers
Our executive officers as of March 24, 2026 are as follows:

Name	Age	Position
James E. Dentzer	59	President and Chief Executive Officer
Jonathan Zung, Ph.D.	61	Chief Development Officer
Ahmed Hamdy, MBBCH	61	Chief Medical Officer
Diantha Duvall	54	Chief Financial Officer
James E. Dentzer	Mr. Dentzer has served on our board and as our President and Chief Executive Officer since September 2018. From March 2018 to September 2018, Mr. Dentzer served as our Chief Operating Officer and Chief Financial Officer. From March 2016 to March 2018, Mr. Dentzer served as our Chief Administrative Officer and Chief Financial Officer. Mr. Dentzer has also held the positions of secretary and treasurer from March 2016 to March 2019. Previously, Mr. Dentzer served as Chief Financial Officer of Dicerna Pharmaceuticals, Inc., a biotechnology company, from December 2013 to December 2015. Prior to that, he was the Chief Financial Officer of Valeritas, Inc., a medical technology company, from March 2010 to December 2013. Prior to joining Valeritas, Inc., he was the Chief Financial Officer of Amicus Therapeutics, Inc., a biotechnology company, from October 2006 to October 2009. In prior positions, he spent six years as Corporate Controller of Biogen Inc., a biotechnology company, and six years in various senior financial roles at E.I. du Pont de Nemours and Company, a chemical, petroleum and biotechnology company, in the U.S. and Asia. Mr. Dentzer also serves as a director of Imunon, Inc., a clinical stage drug development company. Mr. Dentzer holds a B.A. in philosophy from Boston College and an M.B.A. from the University of Chicago.
Jonathan Zung, Ph.D.	Dr. Zung has served as our Chief Development Officer since May 2023. From January 2021 to March 2023, Dr. Zung served as Chief Development Officer of Evelo Biosciences, Inc., a clinical stage biotechnology company. From May 2020 to December 2020, Dr. Zung served as President of Sponsor and CRO programs of WCG Clinical, a clinical services provider, and from June 2018 to May 2020, he served as President of Site Division. From April 2016 to April 2018, Dr. Zung was Group President of Clinical Development and Commercialization Services Organization at Covance, Inc., a contract research organization. Prior to Covance, Inc., Dr. Zung held leadership roles at UCB Biosciences, Bristol Myers Squibb, and Pfizer. Dr. Zung holds a B.S. in chemistry from Florida Institute of Technology and a Ph.D. in analytical chemistry from Emory University.
Ahmed Hamdy, MBBCH	Dr. Hamdy has served as our Chief Medical Officer since May 2025. From July 2019 to December 2024, Dr. Hamdy served as Chief Executive Officer of Vincerx Pharma, Inc., a clinical stage biopharmaceutical company, and as Chairman of the board of directors from December 2020 to June 2025. Dr. Hamdy co-founded Acerta Pharma, LLC, and from March 2013 to July 2020 served as its Chief Executive Officer and Chief Medical Officer. From March 2009 to May 2011, Dr. Hamdy was Chief Medical Officer of Pharmacyclics, Inc. Dr. Hamdy is an Adjunct Professor and a member of the Dean’s Council at UC Santa Cruz. Dr. Hamdy holds a MBBCH from the KasrAlainy School of Medicine at the University of Cairo, Egypt.
Diantha Duvall	Ms. Duvall has served as our Chief Financial Officer since August 2022. From March 2019 to June 2022, Ms. Duvall served as Chief Financial Officer of Genocea Biosciences, Inc., a biotechnology company focused on the development of cancer immunotherapies. From February 2017 to January 2019, Ms. Duvall served as Vice President, Finance and Chief Accounting Officer at Bioverativ, Inc., a biopharmaceutical company focused on therapies for hemophilia and other rare blood disorders. Prior to joining Bioverativ, Inc., Ms. Duvall was Global Commercial Controller and U.S. Commercial Controller at Biogen in 2016 and 2015, respectively. Prior to Biogen, Ms. Duvall held positions of increasing responsibility at Merck and Co., Inc., a pharmaceutical company and PricewaterhouseCoopers LLP, a registered accounting firm. Ms. Duvall holds a B.A. in economics and public policy from Colby College and an M.S. in accounting and M.B.A. from Northeastern University.

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
We will require substantial funds to maintain our research and development program and support operations in the near term. We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2025, we had $5.1 million in cash and cash equivalents. In January 2026, we completed the January 2026 PIPE Financing for net proceeds of approximately $18.6 million. Based on our current cash and cash equivalents, recurring losses and cash outflows from operations since inception, an expectation of continuing losses and cash outflows from operations for the foreseeable future and the need to raise additional capital to finance our future operations, we have concluded that we do not have sufficient cash on hand to support current operations beyond the next 12 months from the date of filing this Annual Report on Form 10-K.
We will require substantial additional funding to fund the development of emavusertib through regulatory approval and commercialization, and to support our continued operations. We will need to seek additional funding through a number of potential avenues, including private or public equity financings, collaborations, or other strategic transactions. We have faced and expect to continue to face substantial difficulties in raising capital. If sufficient funds are not available, we will have to delay, reduce the scope of, or eliminate our research and development program for emavusertib, including related clinical trials and operating expenses, potentially delaying the time to market for or preventing the marketing of emavusertib, which would adversely affect our business prospects and our ability to continue our operations, and would have a negative impact on our financial condition and ability to pursue our business strategies. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. If we are unable to obtain sufficient capital, we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
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
We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net loss was $7.6 million for the year ended December 31, 2025, inclusive of a one-time non-cash gain on release of liability related to sale of future royalties associated with sale of assets of $27.2 million. As of December 31, 2025, we had an accumulated deficit of $1.2 billion. As noted above, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. We have not completed the development of any drug candidate on our own and we may never have a drug candidate approved for commercialization. Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, research and development funding from our corporate collaborators and the monetization of certain royalty rights. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
Our ability to become and remain profitable depends on our ability to generate significant revenue. We do not expect to generate significant revenues unless and until we are, or any collaborator is, able to obtain marketing approval for, and successfully commercialize emavusertib. Successful commercialization will require achievement of key milestones, including initiating and successfully completing clinical trials of emavusertib, obtaining marketing approval for emavusertib, manufacturing, marketing, and selling those drugs for which we, or any of our collaborators, may obtain marketing approval, satisfying any post marketing requirements and obtaining reimbursement for our drugs from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues and whether or when we might achieve profitability. We and any collaborators may never succeed in these activities and, even if we do, or any collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of drug candidates, or continue our operations and cause a decline in the value of our common stock.
We will require substantial additional capital, which may be difficult to obtain, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development program or commercialization efforts, and our ability to continue operations could be adversely affected.
We will require substantial funds to continue our research and development program for emavusertib and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for emavusertib, as well as other candidates we have, and may continue to license under our collaboration with Aurigene. We will require substantial additional capital to fund the further development of emavusertib, as well as to fund our general and administrative costs and expenses. For example, under our collaboration, license and option agreement with Aurigene, we are required to make milestone and royalty fee payments, which impose significant potential financial obligations on us. We do not currently have any committed external source of funds.
In January 2026, we completed the January 2026 PIPE Financing for net proceeds of approximately $18.6 million. Our ability to raise additional funds in the future will depend on our ability to enroll patients in the TakeAim CLL study, reaching internal operational milestones, financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us, or at all. Furthermore, high volatility and instability in the capital markets, interest rate fluctuations, heightened inflation, and economic uncertainty have resulted in a significant disruption of the biotechnology financial markets and have had, and could continue to have, a negative impact on the price of our common stock and ability to raise capital. If the disruption persists and deepens, we could continue to experience an inability to raise additional funds, and our cost of financing or restrictions on our access to potential sources of liquidity could persist. If we are unable to obtain sufficient funding, we may be forced to delay, reduce in scope or eliminate our research and development program for emavusertib, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, emavusertib. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all.
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
In February 2024, we entered into an amended and restated sales agreement, or the 2024 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, and JonesTrading Institutional Services LLC, or JonesTrading, to sell from time to time up to $100.0 million shares of our common stock through an “at-the-market offering” program under which Cantor and JonesTrading act as sales agents. The extent to which we utilize the 2024 Sales Agreement with Cantor and JonesTrading as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions and other restrictions and the extent to which we are able to secure funds from other sources. Accordingly, we may not be able to sell additional shares under the 2024 Sales Agreement at prices or amounts that we deem acceptable, and there can be no assurance that we will be able to sell any additional shares of common stock contemplated under the 2024 Sales Agreement. We sold no shares of common stock under the 2024 Sales Agreement during the twelve months ended December 31, 2025. As long as our public float is under $75.0 million, we are restricted from selling shares of our common stock under our shelf registration statement on Form S-3, including those sold under the 2024 Sales Agreement to an amount, in aggregate, that is no more than one-third of our public float during the 12 month period immediately prior to, and including, any such sale.
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
•the cost of ongoing and any future clinical trials of emavusertib may be greater than we anticipate;
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
•subsequent formulations of emavusertib may require additional testing and may not be comparable to the current formulations;
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
We may not be able to initiate or continue clinical trials for emavusertib if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:
•our ability to successfully enroll patients with primary central nervous system lymphoma in the TakeAim Lymphoma Phase 1/2 study and/or patients with chronic lymphocytic leukemia in the TakeAim CLL Phase 2 study;
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
Emavusertib faces competition from existing and new technologies and drugs being developed by biotechnology, medical device, and pharmaceutical companies, as well as universities and other research institutions. There are several companies developing drug candidates that target the same molecular targets and signaling pathways, and in some cases the same cancer indications, which are being pursued by us.
We believe our primary competitors for emavusertib are those companies pursuing oncology indications in IRAK4, CLL, PCNSL, AML with a FLT3 mutation, and frontline AML combinations with azacitidine and venetoclax.
Companies pursuing IRAK 4 inhibitors include a pre-clinical stage company, Kurome Therapeutics (KME-0584 – IRAK1/4 / FLT3) and four clinical and/or commercial stage companies, Rigel Pharmaceuticals, Inc. (R289), AstraZeneca

(AZD2962), Hangzhou Polymed Biopharmaceuticals (HPB-092 – IRAK4 / FLT3) and Eilean Therapeutics (lomonitinib – IRAK4 / FLT3).
AstraZeneca PLC has an approved BTK inhibitor, acalabrutinib, which is approved for use in combination with venetoclax as a treatment for CLL. Companies pursuing frontline CLL in combination with a BTK inhibitor include BeOne Medicines (formerly BeiGene Ltd.) (zanubrutinib in combination with venetoclax) and AbbVie Inc. together with Johnson & Johnson (ibrutinib in combination with venetoclax). Other companies with BTK inhibitor–based combinations or next‑generation BTK‑pathway agents that may be used in combination in frontline CLL include AbbVie Inc. and Johnson & Johnson (ibrutinib‑based regimens), Eli Lilly and Company (pirtobrutinib), and Nurix Therapeutics, Inc. (BTK degraders).
Companies pursuing PCNSL in combination with a BTK inhibitor include Bayer AG (copanlisib in combination with ibrutinib). Other companies pursuing PCNSL include Gilead Sciences, Inc. (axicabtagene ciloleucel), Ono Pharmaceuticals Co., Ltd. (tirabrutinib), and BeOne Medicines (zanubrutinib in combination with rituximab and methotrexate). Additionally, there are several marketed products that are being studied in combination as potential treatments for PCNSL (ibrutinib, rituximab and lenalidomide). AbbVie Inc. has an approved BTK inhibitor, ibrutinib, which is being used pursuant to the National Comprehensive Cancer Network guidelines as a treatment for PCNSL. Other companies pursuing R/R PCNSL are Bayer AG (copanlisib in combination with ibrutinib), Gilead Sciences, Inc. (axicabtagene ciloleucel), Ono Pharmaceuticals Co., Ltd. (tirabrutinib), and BeOne Medicines (zanubrutinib in combination with rituximab and methotrexate). Additionally, there are several marketed products that are being studied in combination as potential treatments for PCNSL (ibrutinib, rituximab and lenalidomide).
Astellas Pharma, Inc. (gilteritinib) has an approved FLT3 inhibitor as do Daiichi Sankyo (quizartinib), Jiangsu Hengrui (famitinib malate (approved in China), and Novartis (midostaurin). Other companies developing FLT3 inhibitors include: Aptose Biosciences, Inc. (tuspetinib), HEC Pharma Co., Ltd. (HEC73543), Ellipses Pharma (EP0042), CSPC Pharmaceuticals Group Limited (SKLB1028), Kurome Therapeutics (KME-0584 – IRAK1/4 / FLT3), Hangzhou Polymed Biopharmaceuticals (HPB-092 – IRAK4 / FLT3) and Eilean Therapeutics (lomonitinib – IRAK4 / FLT3).
Companies pursuing frontline AML in combination with either azacitidine and venetoclax, or both, include: Faron Pharmaceuticals Oy (bexmarilimab), Novartis AG (sabatolimab), OncoVerity, Inc. (cusatuzumab), Glycomimetics, Inc. (uproleselan), Shattuck Labs, Inc. (SL-17254), Bio-Path Holdings, Inc. (prexigebersen), Astellas Pharma, Inc. (gilteritinib), and AbbVie Inc. (pivekimab sunirine).
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
If we are not able to compete effectively, then we may not be able, either alone or with others, to advance the development and commercialization of emavusertib, which would adversely affect our ability to grow our business and become profitable.
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
We rely heavily on third parties to conduct clinical trials of emavusertib, and if such third parties perform inadequately, including failing to meet deadlines for the completion of such trials, research or testing, then we may not be able to successfully develop and commercialize emavusertib and grow our business.
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
Collaborations involving our drug candidates, including our collaboration with Aurigene pose the following risks, among others, to us:
•Our collaborators have significant discretion in determining the efforts and resources that they will apply to their collaboration with us. If our collaborators fail to allocate sufficient time, attention and resources to our collaboration, the successful development and commercialization of drug candidates under such collaboration is likely to be adversely affected.
•Our collaborators may develop and commercialize, either alone or with others, drugs that are similar to or competitive with the drug candidates that are the subject of our respective collaborations. For example, Aurigene has other active cancer-focused discovery programs and has also entered into license agreements with other companies that focus on cancer therapies.
•Our collaborators may change the focus of their development and commercialization efforts or pursue higher-priority programs and there can be no assurance that third parties engaged to develop or commercialize our drug candidates or products will succeed in developing or commercializing our products or devote sufficient resources to the development or commercialization of our drug candidates or products. In addition, potential competitors may have substantially greater financial and other resources and may be able to expend more funds and effort with respect to competing products than third parties engaged by us.
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
•Our collaborators may, under specified circumstances, terminate their collaboration with us on short notice and for circumstances outside of our control, which could make it difficult for us to attract new collaborators or adversely affect how we are perceived in the scientific, biotech, pharma and financial communities.

•Our collaborators may utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights, or expose us to potential liability.
•Disputes may arise between our collaborators and us regarding ownership of or other rights in the intellectual property generated in the course of the collaboration.
•If any of our collaborators were to breach or terminate their arrangement with us, the development and commercialization of the affected drug candidate or program could be delayed, curtailed or terminated.
We depend upon companion drugs in the conduct of our clinical trials. If companion drug is not available, our development of emavusertib could experience significant delays which could have a material adverse effect on our business.
Our TakeAim Lymphoma study is evaluating emavusertib in combination with ibrutinib, a companion drug supplied by third parties, in patients with PCNSL. If we are unable to procure sufficient quantities of ibrutinib to support the TakeAim Lymphoma study, we could experience significant delays in the development of emavusertib in PCNSL, which could have a material adverse effect on our business.
Our TakeAim CLL study is evaluating emavusertib in combination with zanubrutinib, a companion drug supplied by third parties, in patients with CLL. If we are unable to procure sufficient quantities of zanubrutinib to support the TakeAim CLL study, we could experience significant delays in the development of emavusertib in CLL, which could have a material adverse effect on our business.
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
It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or drugs that we license from third parties and are reliant on our licensors. If we do not control the filing or prosecution of certain patent rights, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business.
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
We rely heavily on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect this information through confidentiality and intellectual property license or assignment provisions in agreements with our employees, consultants and other third party contractors, including our contract research agreements with CROs in China and India, as well as through other security measures. Similarly, our agreement with Aurigene requires the collaborator to enter into such agreements with its employees, consultants, and other third party contractors. The confidentiality and intellectual property provisions of our agreements and security measures may be breached, and we or they may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.
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
In January 2025, in response to an executive order issued by President Trump on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. Subsequently, in July 2025, pursuant to a court order, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider diversity action plans in connection with its review of NDAs.
Further, on January 31, 2025, the Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union for all clinical studies and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one EU Member State will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public. We will need to carefully navigate these requirements so as to ensure our clinical development programs proceed in a timely manner.
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
Further, the FDA may determine that we must provide additional evidence and data before approving a NDA for our candidate products. For example, the FDA reviews an application to determine whether there is “substantial evidence” to support a finding of effectiveness for the proposed product for its intended use(s). The FDA has traditionally interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. In February 2026, however, FDA leadership published an editorial in the New England Journal of Medicine stating that, in most cases, the new default requirement for FDA approval of a new product will be one adequate and well-controlled pivotal clinical trial plus confirmatory evidence. In determining whether to rely on one trial, the FDA will focus on the single trial’s quality, including magnitude of effect, appropriateness of control arms, endpoint selection, statistical power, blinding, handling of missing data, biological plausibility and alignment with intermediate biomarkers. The FDA has long had authority to approve new products on the basis of one trial plus confirmatory evidence and, in recent years, the agency has exercised that authority with respect to certain types of products, including those in the oncology area. Nonetheless, in the event that we submit an NDA on the basis of one clinical trial and confirmatory evidence, the FDA could determine that such information is not sufficient to support approval of the application and the agency could require us to conduct an additional trial in support of the NDA.
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
Further, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging FDA’s actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Thereafter, on September 30, 2025, the district court declined to dismiss the case and, instead, transferred it to federal district court in the Eastern District of Missouri. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

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
Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom, or UK, as a result of the withdrawal of the UK from the EU, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland). On April 28, 2025, the UK Parliament adopted amendments to improve and strengthen the UK’s clinical trials regulatory regime, which will take effect on April 28, 2026. In anticipation of these new requirements, on October 1, 2025, the MHRA updated its guidance for clinical trials to address, among other things, research transparency requirements for clinical trials, the approvals process, Research Ethics Committee review of clinical trials, simplified arrangements for consent in clinical trials and pharmacovigilance. Since the UK left the European Union prior to the date on which the EU CTR took effect, the UK legal framework did not benefit from the same revisions as occurred at EU level.
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
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products, which may reduce the duration of regulatory data protection and exclusivity periods for orphan drugs, and revise the eligibility for expedited pathways in addition to other changes, was published on April 26, 2023. On June 4, 2025, after almost two years of negotiations among the EU Member States, the Council of the EU adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. On December 11, 2025, the European Parliament and European Council reached a provisional political agreement on the legislation. The revisions may have a significant impact on the pharmaceutical industry and our business. The new Pharma Package would, among other things, set a baseline period of eight years of data exclusivity and one year of market exclusivity with possible extensions for new indications up to a maximum of 11 years total. The new framework is expected to be adopted by mid-2026 and there will likely be a transition period of 24 months, with the changes taking effect in mid-2028. We expect that we will be subject to additional risks in commercializing emavusertib if it receives marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.
We, or any future collaborators, may not be able to obtain orphan drug designation or orphan drug exclusivity for emavusertib and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving competing products.
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a product intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. Emavusertib was granted orphan drug designation for PCNSL in Europe in July 2024 and in the U.S. in December 2024.
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
The FDA and the U.S. Congress may further reevaluate and revise the Orphan Drug Act and its regulations and policies. For example, in September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and not the “indication or use” for which the product is approved. Subsequently, in another case, a federal district court in Washington, D.C. followed the reasoning of the 11th Circuit decision and that decision was appealed to the U.S. Court of Appeals for the D.C. Circuit. On February 3, 2026, the Consolidated Appropriations Act of 2026 was enacted into law. It overruled these court decisions and codified the FDA’s longstanding interpretation of the scope of orphan drug exclusivity to apply to “the same drug for the same approved use or indication within such [designated] rare disease or condition.” This change, which applies retroactively, expressly authorizes the FDA to approve multiple versions of the same orphan drug for different sub-indications and subpopulations, such as adult and pediatric patients or multiple variations of the same disease that are caused by different genetic variants.
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
If we, or our collaborators, obtain marketing approval for emavusertib, it will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current Good Manufacturing Practices, or similar foreign standards, which we refer to as cGMPs, relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. In addition, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a risk evaluation and mitigation strategy. Accordingly, if we receive marketing approval for emavusertib, we will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we fail to comply with these requirements, we could have the marketing approvals for our product withdrawn by regulatory authorities and our ability to market any products could be limited, which could adversely affect our ability to achieve or sustain profitability.
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
For example, on September 9, 2025, the President issued a Memorandum directing HHS to “ensure transparency and accuracy in direct-to-consumer (“DTC”) prescription drug advertising, including by increasing the amount of information regarding any risks associated with the use of any such prescription drug required to be provided in prescription drug advertisements.” The same day, the Make America Healthy Again (“MAHA”) Commission released a report declaring that the FDA, HHS, FTC and DOJ “will increase oversight and enforcement under current authorities for violations of direct-to-consumer (DTC) prescription drug advertising laws.” In this context, the FDA declared that it will no longer tolerate what it characterized as “deceptive practices” in prescription drug advertising and that the agency would “aggressively deploy” its available enforcement tools, with “heightened scrutiny” of fair balance and disclosures in social media promotions. The FDA also issued a generic “notice letter” to a substantial number of companies, directing such companies to “remove any noncompliant advertising and bring all promotional communications into compliance.” While we believe we maintain a robust compliance program and processes designed to ensure that all such activities are performed in a legal and compliant manner, given the administration’s enforcement position on these issues, we may be at increased risk of enforcement actions by the FDA, DOJ and FTC in this area.
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
Under the Federal Food, Drug and Cosmetic Act, or the FDCA, and implementing regulations, the FDA may grant accelerated approval to a product candidate to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies, upon a determination that the product has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective.

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
For example, the loss and retirement of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump's E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of the Department of Health and Human Services, or HHS, announced on March 27, 2025, a reorganization and Reduction in Force, or RIF, across HHS of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce of approximately 20,000 to decrease by 3,500 full-time employees. Subsequently, the FDA indicated that roughly a quarter of those employees who received RIF notices had been reinstated. On July 14, 2025, following litigation reaching the US Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA. At the same time, in November 2025, a Congressional Continuing

Resolution ended the government shutdown, providing full-year funding for the FDA for FY 2026 through September 30, 2026 at approximately $7 billion with a slight increase in user fees for drug and device companies.
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
In addition, government funding of the Securities and Exchange Commission, or SEC, and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, the federal government shut down on October 1, 2025, and did not reopen for 43 days. With the shutdown, the FDA issued a public notice stating that agency operations would continue to the extent permitted by law, such as activities necessary to address imminent threats to the safety of human life and activities funded by carryover user fee funds. The FDA declared that, during the shutdown period, it did not have legal authority to accept user fees assessed for FY 2026 until an FY 2026 appropriation or Continuing Resolution for the FDA was enacted. As a result, the FDA was not able to accept any regulatory submissions for FY 2026 that required a fee payment and that was submitted during the lapse period. In addition, the FDA indicated that some of its regulatory science research, crucial for advancing product innovation, safety, and quality, would be curtailed during the lapse period. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
During the first Trump Administration, the Congress and administration sought to overturn the ACA and related measures. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders (e.g., EO 14009, Strengthening Medicaid and the Affordable Care Act, and EO 14070, Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage) where were designed to further implement the ACA. We anticipate similar efforts to change the ACA, and the accompanying uncertainty, for the foreseeable future. For example, with adoption of the One Big Beautiful Bill Act, or OBBBA, on July 4, 2025, Congress further restricted certain provisions in the ACA by eliminating enhanced premium tax credits, halting provisional coverage, removing repayment caps, reducing subsidies for lawfully present migrants, and tightening enrollment verification requirements.
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
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of drugs from Canada and submitted Section 804 Importation Program proposals to the FDA. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the agency to obtain initial feedback from FDA prior to formally submitting their section 804 importation program (SIP) proposal. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the agency and ultimately shortening the review timeline.
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
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years, but it does not apply to drugs that have been approved for a rare disease or condition. With passage of the OBBBA on July 3, 2025, which was signed into law on July 4, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.
The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023 with the negotiated prices for ten selected drug products becoming effective on January 1, 2026. The second cycle of negotiations with participating drug companies occurred during 2025, and the negotiated prices for this second set of 15 drugs will become effective on January 1, 2027. On January 27, 2026, CMS published the list of 15 drugs selected for the third cycle of negotiations. These negotiated prices will become effective on January 1, 2028.
On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties also filed lawsuits in various courts with similar constitutional claims. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing or on the merits. For example, on May 8, 2025, the U.S. Court of Appeals for the Third Circuit rejected AstraZeneca L.P.’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the Constitution. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.
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
Since adoption of the IRA, the Trump Administration has taken a number of actions to reduce the costs of pharmaceutical products. For example, on April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. Further, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The Order provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. Thereafter, on July 31, 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025 Executive Order and demanding that such companies extend MFN pricing to Medicaid patients. Virtually all of these pharmaceutical companies have entered into agreements with the administration to provide for lower prices on certain pharmaceuticals. On February 5, 2026, President Trump launched TrumpRx.gov, a website that directs individuals to pharmaceutical manufacturer websites that are offering price discounts based on the administration’s pricing agreements with pharmaceutical manufacturers.

Separately, on December 23, 2025, CMS, through its Center for Medicare and Medicaid Innovation, or CMMI, proposed two five-year pilot programs to implement a “reference pricing” regime for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing Model for Medicare Part B drugs, referred to as GLOBE, and the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs, referred to as GUARD. Under the proposed pilot programs, a manufacturer would owe rebates to Medicare if prices for their drugs exceeded the prices paid by other economically comparable reference countries, defined in the proposed regulations as OECD countries with a GDP of $400 billion and a per capita GDP that is at least 60% of the US per capita GDP (an initial list of 19 reference countries is included in the proposed rule). These pilot programs are proposed to go into effect beginning October 1, 2026.
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
Following the July 2020 Court of Justice of the European Union judgment invalidating the so-called EU-U.S. Privacy Shield, the European Commission adopted an adequacy decision for the EU-U.S. Data Privacy Framework in July 2023. This adequacy decision permits U.S. companies who self-certify under the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework, and there is currently one pending litigation against the EU-U.S. Data Privacy Framework before the Court of Justice of the European Union, or the CJEU, C-703/25 P – Latombe v. Commission. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the so-called standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business.

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
Our product candidates are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our product candidates outside of the United States must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers, and, in extreme cases, the incarceration of responsible employees or managers.
In addition, changes in our product candidates or changes in applicable export or import laws and regulations may create delays in the introduction, provision, or sale of our product candidates in international markets, prevent customers from using our product candidates or, in some cases, prevent the export or import of our drugs to certain countries, governments or persons altogether. Any limitation on our ability to export, provide, or sell our product candidates could adversely affect our business, financial condition and results of operations.
Changes in and uncertainty surrounding U.S. trade policy and international trade policies, particularly with respect to China, could have a material adverse impact on our business, financial condition and results of operations.
We rely on third party contract manufacturing organizations, or CMOs, to produce our product candidate. One of our CMOs has a Chinese subcontractor that produces regulatory starting materials. Another CMO operates in Canada and produces our drug product. In the spring of 2025, the U.S. government initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, President Trump issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the Trump Administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs due to drug trafficking equaling 20% on imports from China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the Trump Administration delayed the effective date of such tariffs for all countries except China to August 1, 2025. Later, the U.S. and China reached a framework agreement that ultimately resulted in the suspension of the higher reciprocal tariffs on China until November 10, 2025. Shortly before that expiration date, the United States and China reached a one-year agreement with an expiration of November 10, 2026, that includes the continued suspension of the heightened reciprocal tariffs on China and delayed enforcement of new U.S. export rules targeting affiliates of blacklisted firms.
Since the April reciprocal tariffs announcement, the European Union, Japan, South Korea, Switzerland and the UK, among others, have reached deals with the U.S. that include reduced tariff rates to varying levels and other measures. On July 31, 2025, President Trump issued an Executive Order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The new reciprocal rates, which are consistent with the rates reflected in the trade deals already announced, range from 10% to 41%. The new rates do not apply to Canada, China, Mexico and a few other countries. For China, the 10% baseline reciprocal tariff announced in April remains in effect, in addition to a minimum of a 10% tariff due to drug trafficking. Regarding Canada and Mexico, the rate remains 25% for goods that are not covered by the USMCA for Mexico and, effective August 1, 2025, was increased to 35% on imports from Canada that are not covered by the USMCA. President Trump also announced a further 10% increase on non-USMCA goods from Canada, but it is unclear when such increase will take effect. The European Union, Japan, South Korea, Switzerland, the UK and others have reached agreements with the U.S. that cap pharmaceutical tariffs at 15%. In addition, an agreement with Malaysia provides a zero percent tariff exemption for pharmaceutical products that are not patented in the U.S. and are used in pharmaceutical applications and an agreement with Switzerland and Lichenstein caps tariffs on pharmaceuticals imported from those two countries at 15 percent. Finally, an agreement with Taiwan concluded on January 15, 2026, eliminating tariffs on generic pharmaceuticals and their active ingredients imported from Taiwan.
The reciprocal tariffs and the fentanyl tariffs were imposed by President Trump pursuant to the International Emergency Economic Powers Act, or IEEPA. On February 20, 2026, the Supreme Court held that IEEPA does not authorize the President to impose tariffs, invalidating both the reciprocal tariffs and fentanyl tariffs. Shortly thereafter, the President issued a new Executive Order revoking the IEEPA tariffs and Customs and Border Protection ceased collecting the tariffs as of 12:01 am on February 24, 2026. At the same time, however, the Trump Administration imposed a new 10% global tariff under Section 122 of the Trade Act of 1974, effective February 24th. Pursuant to the statute, absent an extension by Congress, these tariffs will expire in 150 days on July 24, 2026. Like the IEEPA tariffs, pharmaceuticals and pharmaceutical ingredients are exempt from the Section 122 tariffs along with a list of other products. The Administration has announced that it also plans to initiate new investigations on “most major trading partners” under Section 301 of the same act, which will likely lead to additional tariffs.
For those countries that have concluded trade deals with the United States, the tariff rates agreed to – including with regard to pharmaceuticals and pharmaceutical ingredients - have now reverted to 10% until July 24, 2026.
Neither the Supreme Court’s decision nor the Executive Order revoking the IEEPA tariffs addressed refunds, leaving the issue to renewed proceedings before the US Court of International Trade, where importers may need to pursue administrative remedies and/or litigation amid continued uncertainty.
Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CMOs and other service providers that operate in China.
Separately, in April 2025, the Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and products derivative of those items. On September 25, 2025, via a post on Truth Social, President Trump announced that, beginning October 1, 2025, all branded or patented drugs imported in the U.S. would face a 100% tariff. At the same time, President Trump indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the U.S. Thereafter, President Trump delayed the October 1st effective date of the tariffs on branded or patented pharmaceutical products announcing that the Administration had now “begun preparing” tariffs on manufacturers that do not build in the U.S. or enter into a most-favored-nation drug pricing agreement with the Trump Administration.
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
For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible economic sanctions against Chinese biotechnology companies WuXi AppTec and WuXi Biologics over alleged ties to the Chinese military. Subsequently, in December 2025, as part of the Fiscal Year 2026 National Defense Authorization Act, President Trump signed into law the BIOSECURE Act. Under the BIOSECURE Act, U.S. government agencies cannot (1) buy or obtain biotechnology equipment or services provided by biotechnology companies of concern, or BCCs; (2) enter into, extend, or renew a contract with any entity using biotechnology equipment or services provided by a BCC to perform a government contract; or (3) expend loan or grant funds for biotechnology equipment or services provided by a BCC, whether directly or through a loan or grant recipient. The Act does not name specific companies as BCCs but treats any company on the Department of Defense 1260H list of “Chinese military companies” as a BCC.

On December 18, 2025, the Chairs of multiple Senate and House committees, including the House Select Committee on China, sent a letter to the Department of Defense recommending that WuXi AppTec, WuXi Biologics, and WuXi XDC be added to the 1260H list, which would make all of those entities BCCs. The 1260H list was updated by the Department of War in January 2024 and January 2025, and we expect the 1260H list will be updated in early 2026.
As a result of changes in tariffs that have been announced and/or struck down or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact to our costs of materials and production processes, and supply chain disruptions and delays as a result of any new tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the U.S. tariffs on imports, or the extent to which other countries, in particular, China, will impose and maintain quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.
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
RISKS RELATING TO OUR COMMON STOCK
If we fail to maintain compliance with Nasdaq Capital Market’s listing requirements, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.
Our common stock is currently listed on the Nasdaq Capital Market. We are required to meet specified requirements to maintain our listing on the Nasdaq Capital Market, including a minimum bid price of $1.00 per share for our common stock and standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. In the past we have, from time to time, received deficiency letters from Nasdaq as a consequence of our failure to satisfy such requirements. On February 21, 2025, we received a deficiency letter from Listing Qualifications Department, or Staff, of Nasdaq notifying us that the market value of our listed securities had closed for the last 30 consecutive business days below the minimum $35,000,000 requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2), or Minimum MVLS Requirement. We had 180 calendar days, or until August 20, 2025, or Compliance Period, to regain compliance with the Minimum MVLS Requirement. In order to have regained compliance, during the Compliance Period, the market value of our listed securities must have closed at $35,000,000 or more for a minimum of ten consecutive business days. On August 21, 2025, we received notice from the Staff stating that, because we have not regained compliance with the MVLS Requirement, our securities would be delisted from The Nasdaq Capital Market unless we timely appeal the Staff’s delisting determination by requesting a hearing before the Nasdaq Hearings Panel, or Panel, by August 28, 2025. We appealed the delisting determination and presented our compliance plan. On October 20, 2025, we received notice that the Panel granted us an exemption until November 14, 2025 to regain compliance with the Minimum MVLS Requirement. On November 6, 2025, we sold our 100% interest in Curis Royalty and the sale included the Erivedge intellectual property, other assets associated with Erivedge and the Genentech License Agreement, or Erivedge, and on January 8, 2026, we closed the January 2026 PIPE Financing for net proceeds of approximately $18.6 million. On February 3, 2026, we received written notice from Nasdaq indicating that we have regained compliance with the Minimum MVLS Requirement and we are in full compliance with the terms set forth by the Nasdaq Hearings Panel. However, we are subject to a discretionary panel monitor for a period of one-year, and if we are out of compliance with any of Nasdaq’s Listing Rules during this period, we will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff will not be permitted to grant additional time for us to regain compliance with respect to that deficiency, nor will we be afforded an applicable cure or compliance period pursuant to Nasdaq Listing Rule 5810(c)(3). Instead, the Staff will issue a delisting determination letter and we will have an opportunity to request a new hearing with the initial Panel or a new Panel.
Our common stock has periodically traded below the minimum bid price of $1.00 per share. If the bid price of our common stock closes below the minimum $1.00 per share requirement for 30 consecutive business days, we will receive a delisting determination letter from Nasdaq as a consequence of our failure to satisfy the minimum bid price listing requirement. We will have the opportunity to respond and present to the Panel as provided by Listing Rule 5815(d)(4)(C), and we may be delisted from Nasdaq at that time.
If we are delisted from Nasdaq, we may transfer to and commence trading on the OTC Markets or another quotation medium. As a result, an investor would likely find it more difficult to trade or obtain accurate price quotations for our shares. Delisting would likely also reduce the visibility, liquidity, and value of our common stock, could have a material adverse effect on our access to capital markets and our ability to raise capital on terms acceptable to us, or at all, to provide stock-based incentives to attract and retain personnel, reduce institutional investor interest in our company, and may increase the volatility of our common stock. Delisting could also be considered a material adverse event or an event of default in certain of our third-party contracts or cause a loss of confidence of potential industry partners, lenders, and employees, which could further harm our business and our future prospects. In addition, our common stock could be deemed to be a “penny stock,” which could result in reduced levels of trading in our common stock, and we would also become subject to additional state securities regulations in connection with any sales of our securities. Some or all of these material adverse consequences may contribute to a further decline in our stock price.
Our stock price has and is likely to continue to fluctuate significantly and the market price of our common stock could drop below the price paid by our investors.
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
If any of the foregoing matters were to occur, or if our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially, which could result in substantial losses for purchasers of our common stock. In addition, we currently have no revenues and depend entirely on funds raised through other sources, such as funding through equity offerings. Our ability to raise funds in this manner depends upon, among other things, our stock price.
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
We set goals for, and make public statements regarding, the timing of certain accomplishments, such as the commencement and completion of preclinical studies, and clinical trials, and other developments and milestones relating to our business and our collaboration agreements. Our collaborators may also make public statements regarding their goals and expectations for their collaborations with us. The actual timing of any such events can vary dramatically due to a number of factors including delays or failures in our and our current and potential future collaborators’ preclinical studies or clinical trials, the amount of time, effort and resources committed to our program by all parties, and the inherent uncertainties in the regulatory approval and commercialization process. As a result:
•our or our collaborators' preclinical studies and clinical trials may not advance or be completed in the time frames we or they announce or expect;
•we or our collaborators may not make regulatory submissions, receive regulatory approvals or commercialize approved drugs as predicted; and
•we or our collaborators may not be able to adhere to our or their current schedule for the achievement of key milestones under any program.
If we or any of our collaborators fail to achieve research, development and commercialization goals as planned, our business could be materially adversely affected and the price of our common stock could decline.

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
We have a significant number of shares that are subject to outstanding options and warrants and in the future, we may issue additional options, warrants or other derivative securities convertible into our common stock. The exercise of any such options, warrants or other derivative securities, and the subsequent sale of the underlying common stock, could cause a further decline in our stock price and could dilute our stockholders. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
In addition, we may offer and sell up to $100.0 million shares of common stock registered under our universal shelf registration statement on Form S-3 pursuant to our 2024 Sales Agreement with Cantor and JonesTrading, in one or more “at-the-market” offerings. We sold no shares under our 2024 Sales Agreement during the year ended December 31, 2025. The extent to which we continue to utilize the 2024 Sales Agreement with Cantor and JonesTrading as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions and other restrictions and the extent to which we are able to secure funds from other sources.
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
We are subject to risks associated with public health crises and epidemics/pandemics.
Public health outbreaks, epidemics, and pandemics of contagious or infectious diseases may significantly disrupt our business. Such outbreaks pose the risk that we or our employees, contractors, suppliers, or other partners may be prevented from conducting business activities for an indefinite period of time due to spread of the disease, or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities or the facilities of our contractors, suppliers, and other partners. Outbreaks could also impact the global supply chain, primarily through constraints on raw materials. Constraints on raw materials could also impact companies outside of our direct industry, which could result in a competitive supply environment causing higher costs. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our moving increasingly towards a remote working environment as a result of public health outbreaks, which may be less secure and more susceptible to hacking attacks.
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
Management is responsible for the operational oversight of company-wide cybersecurity strategy, policy, and standards. Our head of information technology, who has 25 years of information technology management experience and reports to our chief financial officer, oversees and manages the day-to-day functions of our cybersecurity risks, and works with an incident response team to evaluate security and privacy incidents and the implementation of appropriate actions.

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
ITEM 2.PROPERTIES
Our headquarters consist of office and laboratory space in Lexington, Massachusetts. We occupy approximately 21,772 feet of space under a lease agreement, which we entered into in December 2019 and which was amended in January 2022. We believe this office and laboratory space will be sufficient to meet our needs for the foreseeable future and that suitable additional space will be available as and when needed.
ITEM 3.LEGAL PROCEEDINGS
We are currently not a party to any material legal proceedings.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.    Our common stock is traded on the Nasdaq Capital Market under the trading symbol “CRIS.”
Holders.    On March 20, 2026, there were 99 holders of record of our common stock. The number of record holders may not be representative of the number of beneficial owners because many of the shares of our common stock are held by depositories, brokers or other nominees.
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
Performance Graph.    Not required.
ITEM 6.[RESERVED]
ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere in this Annual Report. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report. As used throughout this Annual Report, the terms “the Company,” “we,” “us,” and “our” refer to the business of Curis, Inc. and its wholly owned subsidiary, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc.

Overview
We are a biotechnology company focused on the development of emavusertib (CA-4948), an orally available, small molecule inhibitor of Interleukin-1 receptor associated kinase, or IRAK4 and FMS-like tyrosine kinase 3 or FLT3. Emavusertib is currently being evaluated in the TakeAim Lymphoma Phase 1/2 study (CA-4948-101) in patients with relapsed/refractory primary central nervous system lymphoma, or PCNSL, in combination with ibrutinib, a Bruton Tyrosine Kinase inhibitor or BTK inhibitor and in our recently initiated TakeAim CLL study, a Phase 2 combination study of emavusertib in chronic lymphocytic leukemia, or CLL, with zanubrutinib, a BTK inhibitor. Our monotherapy and combination studies of emavusertib in AML are substantially complete. Emavusertib has received Orphan Drug Designation from the U.S. Food and Drug Administration, or FDA, for the treatment of PCNSL, AML and MDS and from the European Commission for the treatment of PCNSL. We, through our 2015 collaboration with Aurigene Discovery Technologies Limited, or Aurigene, have the exclusive license to emavusertib (CA-4948).
Emavusertib
Emavusertib is a small molecule inhibitor of Interleukin-1 receptor associated kinase, or IRAK4, and FMS‐like tyrosine kinase 3, or FLT3. IRAK4 plays an essential role in the toll-like receptor, or TLR, and interleukin-1 receptor, or IL-1R, signaling pathways, which are frequently dysregulated in patients with cancer. TLRs and the IL-1R family signal through the adaptor protein Myeloid Differentiation Primary Response Protein 88, or MYD88, which results in the assembly and activation of IRAK4, initiating a signaling cascade that induces cytokine and survival factor expression mediated by the NF-κB protein complex. Many B-cell leukemias and lymphomas are associated with constitutive activation of the NF-κB protein complex, which contributes to these cancers' proliferation and survival. The B-cell receptor, or BCR, and TLR pathways drive NF-κB activation. Preclinical studies have demonstrated that targeting both the BCR and TLR pathways is more synergistic than targeting either pathway alone. Similarly, preclinical studies targeting IRAKi in combination with FLT3 have demonstrated the ability to overcome the adaptive resistance incurred when targeting FLT3 alone. In acute myeloid leukemia, or AML, patient derived xenografts, emavusertib has shown monotherapy anti-tumor activity as well as synergy with both azacitidine and venetoclax. In the clinic, emavusertib has shown anti-tumor activity across a broad range of hematologic malignancies, including monotherapy activity in AML, particularly those with a FLT3 mutation. In non-Hodgkin's lymphoma patients, particularly in PCNSL, emavusertib has shown anti-tumor activity in combination with a BTK inhibitor.
In January 2026, we announced that we are focusing our operations on our ongoing combination Phase 1/2 study in relapsed/refractory, or R/R, PCNSL with ibrutinib and our recently initiated Phase 2 combination study of emavusertib in CLL with zanubrutinib. Our monotherapy and combination studies of emavusertib in AML are substantially complete, with additional funding, we plan to continue development of emavusertib in AML.
TakeAim CLL
In August 2025, we announced a Phase 2 open label clinical study of emavusertib in combination with zanubrutinib in frontline CLL (CA-4948-203, NCT07271667), also known as the TakeAim CLL study. We began activating sites during the fourth quarter of 2025 and expect to initiate dosing during the first half of 2026, with initial data expected in the fourth quarter of 2026.
TakeAim Lymphoma
Emavusertib is currently undergoing testing in combination with ibrutinib in a Phase 1/2 open-label, single arm expansion trial in patients with R/R PCNSL (CA-4948-101, NCT03328078), also known as the TakeAim Lymphoma Phase 1/2 study. In June 2022 and December 2023, we provided preliminary clinical data for patients with various hematological malignancies in the combination portion of the ongoing TakeAim Lymphoma Phase 1/2 study. In December 2023, we provided clinical and safety data of emavusertib in combination with ibrutinib in several non-Hodgkin's lymphoma subtypes, including PCNSL. In July and December 2024, emavusertib was granted Orphan Drug Designation by the European Commission and the U.S. Food and Drug Administration, or FDA, respectively, for the treatment of patients with PCNSL. In September 2024, March 2025 and November 2025, we provided additional clinical data of emavusertib in combination with ibrutinib in R/R PCNSL. In March 2025, we announced that we had completed productive meetings with both the European Committee for Medicinal Products for Human Use, or CHMP, and the FDA on the suitability of using the ongoing TakeAim Lymphoma Phase 1/2 study to support a potential accelerated regulatory path for a Conditional Marketing Authorization, or CMA, submission in Europe and a New Drug Application, or NDA, submission in the U.S.
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
Our Collaboration and License Agreement
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
Liquidity and Events that Raise Substantial Doubt About Our Ability to Continue as a Going Concern
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, royalties and research and development funding from our corporate collaborators, and the monetization of certain royalty rights. We have never been profitable on an annual basis and had an accumulated deficit of $1.2 billion as of December 31, 2025. For the year ended December 31, 2025, we incurred a net loss of $7.6 million, inclusive of a one-time non-cash gain on release of liability related to sale of future royalties associated with sale of assets of $27.2 million, and used $27.2 million of cash in operations. We expect to continue to generate operating losses in the foreseeable future. In January 2026, we completed a private placement, or January 2026 PIPE Financing, for net proceeds of approximately $18.6 million. See Note 8, “Common Stock” and “Equity Offerings” in “Liquidity and Capital Resources” for a description of the January 2026 Pipe Financing. Our current cash and cash equivalents are not expected to fund our operations beyond 12 months from the date of filing this Annual Report on Form 10-K. We will require substantial additional funds to maintain our research and development program and support operations. See “Risk Factors – We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.”, “Liquidity and Capital Resources—Funding Requirements” below and Note 1, “Nature of Business,” to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.
We will need to generate significant revenues to achieve profitability, and do not expect to achieve profitability in the foreseeable future, if at all. We will require substantial additional funding to fund the development of emavusertib through regulatory approval and commercialization, and to support our continued operations. We will need to seek additional funding through a number of potential avenues, including private or public equity financings, collaborations, or other strategic transactions. Our ability to raise additional funds will depend on, among other factors, financial, economic and market conditions, as well as maintaining our listing on Nasdaq, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. We have faced and expect to continue to face substantial difficulties in raising capital. If sufficient funds are not available, we will have to delay, reduce the scope of, or eliminate our research and development program for emavusertib, including related clinical trials and operating expenses, potentially delaying the time to market for or preventing the marketing of emavusertib, which could adversely affect our business prospects and our ability to continue our operations, and would have a negative impact on our financial condition and ability to pursue our business strategies. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. If we are unable to obtain sufficient capital, we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
Key Drivers
We believe near term key drivers to our success will include:

•our ability to focus and successfully plan and execute current and any future clinical trials for emavusertib, and for such clinical trials to generate favorable data;
•our ability to raise additional financing to fund operations; and/or
•our ability to collaborate or license emavusertib and to successfully develop and commercialize emavusertib.
Our Collaboration and License Agreement
Our current collaboration and license agreement is summarized below and detailed in the Business section of this Annual Report on Form 10-K. See "Item 1. Business—Our Collaboration and License Agreement."
Aurigene
Our exclusive collaboration agreement, as amended, with Aurigene provides for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and selected precision oncology targets. As of December 31, 2025, we have licensed the IRAK4, PD1/TIM3, and the immuno-oncology programs under the Aurigene collaboration, including emavusertib.
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
Liability Related to the Sale of Future Royalties.   In March 2019, we and our then wholly owned subsidiary, Curis Royalty LLC, or Curis Royalty, entered into the royalty interest purchase agreement, or the Oberland Purchase Agreement, with entities managed by Oberland Capital Management, LLC, or the Purchasers, and Lind SA LLC, as collateral agent for the Purchasers, or Agent. Pursuant to the Oberland Purchase Agreement, the Purchasers acquired the rights to a portion of certain royalty and royalty-related payments excluding a portion of non-U.S. royalties retained by Curis Royalty, referred to as the Purchased Receivables, owed by Genentech Inc., or Genentech, on potential net sales of Erivedge® (vismodegib), a first-in-class orally administered small molecule Hedgehog signaling pathway antagonist, or Erivedge, pursuant to the Collaborative Research, Development and License Agreement, dated as of June 11, 2003, by and between us and Genentech (as amended by the First Amendment to the Collaborative Research, Development and License Agreement, between us and Genentech effective as of December 10, 2004, the Second Amendment to the Collaborative Research, Development and License Agreement, between us and Genentech effective as of April 11, 2005, the Third Amendment to the Collaborative Research, Development and License Agreement, between us and Genentech effective as of May 8, 2006 and the Fourth Amendment to the Collaborative Research, Development and License Agreement, between us and Genentech effective as of January 1, 2012, or the Genentech License Agreement. Pursuant to the Genentech License Agreement, we were entitled to royalties on net sales of Erivedge that ranged from 5% to 7.5%. The royalty rate applicable to Erivedge would be decreased by 2% on a country-by-country basis in certain specified circumstances.
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
In November 2025, we sold to TPC Investments Royalty LLC, a limited liability company managed by Oberland Capital Management, LLC our 100% interest in Curis Royalty. The sale included the Erivedge intellectual property, other assets associated with Erivedge and the Genentech License Agreement, or Erivedge, in exchange for upfront consideration of $2.5 million and a release of our liability related to the sale of future royalties to Oberland. In connection with such transaction, we transferred to Curis Royalty all rights to Curis Technology, Inventions and Joint Patents (each as defined in the Genentech License Agreement) and assigned our rights, duties and obligations under the Genentech License Agreement to Curis Royalty. Following the sale of Erivedge, we are no longer entitled to revenues under the Genentech License Agreement.
Revenue.    We do not expect to generate any revenues for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including royalty payments. During the year ended December 31, 2025, we recognized royalty revenues related to Genentech’s sales of Erivedge. However, a significant portion of our royalty and royalty-related revenues under our collaboration with Genentech was paid to the Purchasers, pursuant to the Oberland Purchase Agreement. Following the sale of Erivedge, we are no longer entitled to revenues under the Genentech License Agreement. For additional information regarding the Oberland Purchase Agreement, see Note 7, “Liability Related to the Sale of Future Royalties,” to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
Research and development activities are central to our business. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years if and as we conduct larger clinical trials of emavusertib; prepare regulatory filings for emavusertib; continue to develop additional drug candidates; and potentially advance our drug candidates into later stages of clinical development.
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
General and Administrative.    General and administrative expense consists primarily of salaries and related expenses, including stock-based compensation expense for personnel in executive, finance, accounting, business development, legal, information technology, corporate communications and human resource functions. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal, patent and accounting services. During the year ended December 31, 2025, patent costs included certain patents covered under collaborations, a portion of which is reimbursed by collaborators and a portion of which is borne by us.
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

Results of Operations (all amounts rounded to the nearest thousand)
Years Ended December 31, 2025 and December 31, 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and December 31, 2024:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2025	2024
Revenues, net	$9,443	$10,908	(13)%
Costs and Expenses:
Cost of royalties	45	98	(54)%
Research and development	28,254	38,562	(27)%
General and administrative	14,046	16,790	(16)%
Gain on release of liability related to sale of future royalties associated with sale of assets	27,189	—	100%
Other income (expense)	(1,869)	1,153	(262)%
Net loss	$(7,582)	$(43,389)	(83)%
Revenues, net
Revenues, net decreased by $1.5 million, or 13%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Revenues, net are primarily comprised of royalties on net sales of Erivedge. The decrease in revenues, net is primarily attributable to the sale of Erivedge during the fourth quarter of 2025. Following the sale of Erivedge, we are no longer entitled to royalties on net sales of Erivedge.
Cost of royalties
Cost of royalties is comprised of amounts due to third party university patent licensors in connection with Genentech and Roche's Erivedge net sales. Following the sale of Erivedge, we are no longer obligated to make payments to licensors.
Research and Development Expenses.
Research and development expenses are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2025	2024
Direct research and development	$16,568	$22,246	(26)%
Employee related	10,116	14,499	(30)%
Facility related	1,570	1,817	(14)%
Total research and development expenses	$28,254	$38,562	(27)%
Research and development expense decreased by $10.3 million, or 27%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease was primarily attributable to lower employee-related, clinical, manufacturing, consulting, research, facility, and travel costs.
We expect that a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance emavusertib, including clinical and preclinical development costs, manufacturing, and payments to our collaborators and/or licensors.

General and Administrative Expenses.
General and administrative expenses are summarized as follows:

	For the Year Ended December 31,		Percentage Increase/ (Decrease)
	2025	2024
Employee related	$6,722	$8,722	(23)%
Professional, legal, and consulting	4,349	4,810	(10)%
Facility related	2,234	2,354	(5)%
Insurance	741	904	(18)%
Total general and administrative expenses	$14,046	$16,790	(16)%

General and administrative expenses decreased by $2.7 million, or 16%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease was primarily attributable to lower employee-related, legal, insurance, consulting, and facility costs.
Gain on release of liability related to sale of future royalties associated with sale of assets
Following the sale of Erivedge, we recognized a gain on release of the liability related to the sale of future royalties within our Consolidated Statements of Operations and Comprehensive Loss of $27.2 million, which represents the recognition of cash received for the sale of $2.5 million, less cash paid to settle liabilities from Erivedge, derecognition of the accounts receivable and non-cash settlement of the liabilities associated with Erivedge, and extinguishment of the liability related to sale of future royalties.
Other Income (Expense)
Other income (expense) decreased by $3.0 million, or 262%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease was primarily attributable to an increase in the expense related to the sale of future royalties and a decrease in interest income.
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
As of December 31, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $5.1 million, excluding our restricted cash, long-term of $0.5 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase. We maintain cash balances with financial institutions in excess of insured limits.

Equity Offerings
In February 2024, we entered into an amended and restated sales agreement, or the 2024 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, and JonesTrading Institutional Services LLC, or JonesTrading, to sell from time to time up to $100.0 million shares of our common stock through an “at-the-market offering” program under which Cantor and JonesTrading act as sales agents. We sold no shares under the 2024 Sales Agreement during the year ended December 31, 2025. As long as our public float is under $75.0 million, we are restricted from selling shares of our common stock under our shelf registration statement on Form S-3, including those sold under the 2024 Sales Agreement to an amount, in aggregate, that is no more than one-third of our public float during the 12 month period immediately prior to, and including, any such sale.
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
In March 2025, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we issued and sold: (i) in a registered direct offering, 1,974,432 shares of our common stock and (ii) in a concurrent private placement, (a) in lieu of shares to certain investors, pre-funded warrants to purchase up to an aggregate of 2,184,009 shares of our common stock, or the March 2025 Pre-Funded Warrants, at an exercise price of $0.01 per share, and (b) warrants to purchase up to an aggregate of 8,316,882 shares of our common stock, or the March 2025 Common Warrants, at an exercise price of $2.41 per share. We refer to the March 2025 Pre-Funded Warrants and March 2025 Common Warrants collectively as the March 2025 Warrants and the registered direct offering and concurrent private placement collectively as the March 2025 Offerings. Each March 2025 Pre-Funded Warrant was exercisable immediately upon issuance and continuing through and including the date the March 2025 Pre-Funded Warrant is exercised in full. Each March 2025 Common Warrant was exercisable beginning on the effective date of stockholder approval of the issuance of the shares of common stock upon exercise of the March 2025 Common Warrants, which occurred on May 20, 2025, and has a term of five years from the date of issuance. The combined purchase price for one share of our common stock and the associated March 2025 Common Warrant was $2.41. The combined purchase price for one March 2025 Pre-Funded Warrant and the associated March 2025 Common Warrant was $2.40. The net proceeds we received from the March 2025 Offerings were approximately $8.8 million, excluding the proceeds from any exercise of the March 2025 Warrants.
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

In January 2026, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we sold and issued: an aggregate of (i) 20,195 shares of our Series B convertible non-redeemable preferred stock, par value $0.01 per share, or the January 2026 Series B Preferred Stock, (ii) Series A warrants, or the January 2026 Series A Warrants, to purchase 26,926,675 shares of our common stock (or, in certain circumstances, pre-funded warrants to purchase shares of Common Stock), or the January 2026 Pre-Funded Warrants, (iii) Series B warrants, or the January 2026 Series B Warrants, to purchase 26,926,675 shares of common stock (or, in certain circumstances, January 2026 Pre-Funded Warrants) and (iv) Series C warrants to purchase 26,926,675 shares of common stock (or, in certain circumstances, January 2026 Pre-Funded Warrants), or the January 2026 Series C Warrants and, together with the January 2026 Series A Warrants and the January 2026 Series B Warrants, the January 2026 Warrants, in the January 2026 PIPE Financing. Each share of the January 2026 Series B Preferred Stock was sold together with a January 2026 Series A Warrant to purchase 1,333.33 shares of common stock, a January 2026 Series B Warrant to purchase 1,333.33 shares of common stock and a January 2026 Series C Warrant to purchase 1,333.33 shares of common stock, collectively, a Security. The Securities were sold at a purchase price of $1,000.00 per Security. The January 2026 Warrants each have an exercise price of $0.75 per share and have the following termination conditions:
•Series A warrants terminate on January 8, 2031;
•Series B warrants terminate 30 days after we announce dosing of the fifth patient in the Phase 2 clinical trial in CLL, subject to conditions defined in the financing agreement;
•Series C warrants terminate on July 8, 2027.
The net proceeds we received from the January 2026 PIPE Financing were approximately $18.6 million, excluding the proceeds from any exercise of the January 2026 Warrants.
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
As upfront consideration for the purchase of the royalty rights, the Purchasers paid to Curis Royalty $65.0 million less certain transaction expenses. In November 2025, we sold Erivedge to TPC Investments Royalty LLC, a limited liability company managed by Oberland Capital Management, LLC, in exchange for upfront consideration of $2.5 million and a release of our liability related to sale of future royalties to Oberland. In connection with such transaction, we transferred to Curis Royalty all rights to Curis Technology, Inventions and Joint Patents (each as defined in the Genentech License Agreement) and assigned our rights, duties and obligations under the Genentech License Agreement to Curis Royalty. Following the sale of Erivedge, we are no longer entitled to revenues under the Genentech License Agreement.
For further discussion please refer to Note 7, “Liability Related to the Sale of Future Royalties,” to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Cash Flows from Operating Activities
Cash flows from operating activities consist of our net loss adjusted for various non-cash items and changes in operating assets and liabilities. Cash used in operating activities during 2025 and 2024 was $27.2 million and $39.6 million, respectively. Net cash used in operations decreased $12.4 million in 2025 compared to 2024 due to decreased operating expenses and timing of payments.
Cash Flows from Investing Activities
Cash provided by investing activities in 2025 and 2024 was $2.5 million and $29.4 million, respectively. Cash provided by investing activities in 2025 was due to proceeds from the sale of Erivedge. Cash provided by investing activities in 2024 was due to net investment activity from purchases and sales and maturities of short-term investments.
Cash Flows from Financing Activities
Cash provided by financing activities in 2025 and 2024 was $9.8 million and $3.4 million, respectively. Cash provided by financing activities in 2025 was primarily due to proceeds from the March 2025 Offerings and the July 2025 Offerings, partially offset by payments related to the Oberland Purchase Agreement. Cash provided by financing activities in 2024 was primarily due to proceeds from the October 2024 Offerings and 2024 Sales Agreement, partially offset by payments related to the Oberland Purchase Agreement.
Funding Requirements

We have incurred significant losses since our inception. As of December 31, 2025, we had an accumulated deficit of approximately $1.2 billion. We will require substantial funds in the immediate term to continue our research and development program and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for emavusertib as well as development candidates we have and continue to license under our collaboration with Aurigene. We will require substantial additional capital in the immediate term to fund the further development of emavusertib and our general and administrative costs. Moreover, our agreements with collaborators impose significant potential financial obligations on us.
In January 2026, we completed the January 2026 PIPE Financing for net proceeds of approximately $18.6 million. See Note 8, “Common Stock” and “Equity Offerings” in “Liquidity and Capital Resources” for a description of the January 2026 Pipe Financing. Our current cash and cash equivalents are not expected to fund our operations beyond 12 months from the date of filing this Annual Report on Form 10-K. See Note 1, “Risk Factors – We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.” and “Nature of Business,” to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern. Our resources are focused on emavusertib. If we are unable to obtain sufficient funding, we will be forced to delay, reduce in scope or eliminate our research and development program for emavusertib, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, emavusertib, which would adversely affect our business prospects and our ability to continue operations, and would have a negative impact on our financial condition and our ability to pursue our business strategies. We have faced and expect to continue to face substantial difficulties in raising capital. Our ability to raise additional funds will depend on, among other factors, financial, economic and market conditions, as well as maintaining our continued listing on Nasdaq, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us, or at all. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. Our failure to raise capital through a financing or strategic alternative as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to obtain sufficient capital, we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
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
Contractual Obligations
Our headquarters consist of office and laboratory space in Lexington, Massachusetts. We occupy approximately 21,772 feet of space. In addition to the base rent, we are responsible for our share of operating expenses and real estate taxes for a portion of the leased space, in accordance with the terms of the lease agreement. The future minimum lease payments and related obligations under the agreement are $2.4 million over 1.3 years. In addition, our cash commitments for outside service obligations are $0.5 million over 2.5 years.
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
ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Curis, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Curis, Inc. and its subsidiary (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Substantial Doubt About the Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and cash outflows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
External Research and Development Costs
As described in Note 2 to the consolidated financial statements, research and development costs are expensed as incurred. These expenses primarily include salaries and related expense for personnel, including stock-based compensation expense, external research and development costs, regulatory costs, facility costs, and certain payments made under collaboration agreements. The Company’s research and development expense for the year ended December 31, 2025 was $28.3 million, a significant portion of which relates to external research and development costs. Management recognizes external research and development costs based on an evaluation of the level of activity and services performed using information provided to the Company by its service providers. This process involves reviewing vendor invoices, open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed on the Company’s behalf, and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual costs.
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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 24, 2026

We have served as the Company's auditor since 2002.

CURIS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$5,061	$19,997
Accounts receivable	—	3,349
Prepaid expenses and other current assets	1,854	3,039
Total current assets	6,915	26,385
Property and equipment, net	62	231
Restricted cash, long-term	544	544
Operating lease right-of-use asset	1,890	3,163
Other assets	1,573	1,960
Goodwill	8,982	8,982
Total assets	$19,966	$41,265
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,612	$3,024
Accrued liabilities	7,274	7,111
Current portion of operating lease liability	1,190	1,336
Current portion of liability related to sale of future royalties	—	7,556
Total current liabilities	14,076	19,027
Long-term operating lease liability	428	1,618
Liability related to the sale of future royalties, net	—	26,618
Total liabilities	14,504	47,263
Commitments and contingencies, Note 6
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value— 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.01 par value—68,343,750 shares authorized, 12,928,853 shares issued and outstanding at December 31, 2025; 34,171,875 shares authorized, 8,487,818 shares issued and outstanding at December 31, 2024	129	85
Additional paid-in capital	1,252,714	1,233,716
Accumulated deficit	(1,247,381)	(1,239,799)
Total stockholders’ equity (deficit)	5,462	(5,998)
Total liabilities and stockholders’ equity (deficit)	$19,966	$41,265

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Years Ended December 31,
	2025	2024
Revenues, net	$9,443	$10,908
Operating expenses:
Cost of royalties	45	98
Research and development	28,254	38,562
General and administrative	14,046	16,790
Total operating expenses	42,345	55,450
Gain on release of liability related to sale of future royalties associated with sale of assets	27,189	—
Loss from operations	(5,713)	(44,542)
Other income (expense):
Interest income	316	1,768
Expense related to the sale of future royalties	(2,185)	(615)
Total other income (expense)	(1,869)	1,153
Net loss	$(7,582)	$(43,389)
Net loss per common share (basic and diluted)	$(0.58)	$(6.88)
Weighted average common shares (basic and diluted)	13,164,032	6,306,284

Net loss	$(7,582)	$(43,389)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	—	(229)
Comprehensive loss	$(7,582)	$(43,618)

The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
December 31, 2023	5,894,085	$59	$1,215,792	$(1,196,410)	$229	$19,670
Stock-based compensation	—	—	5,927	—	—	5,927
Issuance of common stock in connection with October 2024 Financings, net of issuance costs	2,398,414	24	5,948	—	—	5,972
Issuance of warrants in connection with October 2024 Financings, net of issuance costs	—	—	4,798	—	—	4,798
Issuance of shares in connection with 2024 Sales Agreement, net of issuance costs	188,316	2	1,110	—	—	1,112
Issuance of common stock under employee benefit plans, net of shares received to settle minimum tax obligations for vesting of restricted stock awards	11,378	—	141	—	—	141
Cancellation of restricted stock awards	(4,375)	—	—	—	—	—
Reclassification of accumulated gain on maturity of investments	—	—	—	—	(229)	(229)
Net loss	—	—	—	(43,389)	—	(43,389)
December 31, 2024	8,487,818	$85	$1,233,716	$(1,239,799)	$—	$(5,998)
Stock-based compensation	—	—	4,018	—	—	4,018
Issuance of common stock in connection with March 2025 Offerings, net of issuance costs	1,974,432	20	2,202	—	—	2,222
Issuance of pre-funded warrants in connection with March 2025 Offerings, net of issuance costs	—	—	2,447	—	—	2,447
Issuance of common warrants in connection with March 2025 Offerings, net of issuance costs	—	—	4,174	—	—	4,174
Issuance of common stock under employee benefit plans, net of shares received to settle minimum tax obligation for vesting of restricted stock awards	24,388	—	77	—	—	77
Issuance of common stock in connection with July 2025 Offerings, net of issuance costs	1,538,460	15	1,784	—	—	1,799
Issuance of pre-funded warrants in connection with July 2025 Offerings, net of issuance costs	—	—	1,792	—	—	1,792
Issuance of common warrants in connection with July 2025 Offerings, net of issuance costs	—	—	2,504	—	—	2,504
Cancellation of restricted stock awards	(500)	—	—	—	—	—
Exercise of prefunded warrants	904,255	9	—	—	—	9
Net loss	—	—	—	(7,582)	—	(7,582)
December 31, 2025	12,928,853	$129	$1,252,714	$(1,247,381)	$—	$5,462
The accompanying notes are an integral part of these consolidated financial statements.

CURIS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,582)	$(43,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	169	203
Non-cash lease expense	1,273	1,274
Stock-based compensation expense	4,018	5,927
Non-cash activity related to the sale of future royalties prior to the sale of Erivedge	360	154
Gain on release of liability related to sale of future royalties associated with sale of assets	(27,189)	—
Amortization of premiums and discounts on investments	—	(16)
Changes in operating assets and liabilities:
Accounts receivable	(1,032)	(555)
Prepaid expenses and other assets	1,572	139
Accounts payable and accrued and other liabilities	2,546	(2,077)
Operating lease liability	(1,336)	(1,223)
Total adjustments	(19,619)	3,826
Net cash used in operating activities	(27,201)	(39,563)
Cash flows from investing activities:
Purchases of investments	—	(18,098)
Sales and maturities of investments	—	47,540
Proceeds from the sale of Erivedge	2,500	—
Net cash provided by investing activities	2,500	29,442
Cash flows from financing activities:
Proceeds from issuance of common stock, pre-funded warrants, and common warrants, net of issuance costs	15,352	12,023
Payment of liability of future royalties, net of imputed interest	(5,587)	(8,586)
Net cash provided by financing activities	9,765	3,437
Net decrease in cash and cash equivalents and restricted cash	(14,936)	(6,684)
Cash and cash equivalents and restricted cash, beginning of period	20,541	27,225
Cash and cash equivalents and restricted cash, end of period	$5,605	$20,541
Supplemental cash flow data:
Issuance costs in accounts payable	328	50
Cash paid for interest	1,534	461
Increase in right-of-use assets and operating lease liabilities resulting from lease modification	—	(1,383)
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	5,061	19,997
Restricted cash, long-term	544	544
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$5,605	$20,541

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(1)Nature of Business
Curis, Inc. is a biotechnology company focused on the development of emavusertib (CA-4948), an orally available, small molecule inhibitor of Interleukin-1 receptor associated kinase, or IRAK4, and FMS‐like tyrosine kinase 3, or FLT3. Throughout these Consolidated Financial Statements, Curis, Inc. and its wholly owned subsidiary are collectively referred to as the “Company” or “Curis”.
The Company is party to an exclusive collaboration agreement with Aurigene Discovery Technologies Limited (“Aurigene”) for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology, including emavusertib.
The Company is subject to risks common to companies in the biotechnology industry as well as risks that are specific to the Company’s business, including, but not limited to: the Company’s ability to obtain adequate financing to fund its operations; the Company’s ability to continue as a going concern; the Company’s ability to advance and expand its research and development program for emavusertib; the Company’s ability to establish strategic collaborations; the Company’s reliance on third parties to conduct clinical trials of emavusertib; the Company’s ability to execute on its overall business strategies; the Company’s ability to obtain and maintain necessary intellectual property protection; development by the Company’s competitors of new or better technological innovations; the Company’s ability to comply with regulatory requirements; and the Company’s ability to obtain and maintain applicable regulatory approvals and commercialize any approved drug candidates.
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
The Company will require substantial funds in the immediate term to maintain its research and development program and support operations. The Company has incurred losses and cash outflows from operations since its inception. The Company had an accumulated deficit of approximately $1.2 billion as of December 31, 2025, and incurred a net loss of $7.6 million, inclusive of a one-time non-cash gain on release of liability related to sale of future royalties associated with sale of assets of $27.2 million, and used $27.2 million of cash in operations for the year ended December 31, 2025. The Company expects to continue to generate operating losses in the foreseeable future.
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has concluded there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued. In January 2026, the Company completed a private placement (“January 2026 PIPE Financing”) for net proceeds of approximately $18.6 million. Based on the Company's $5.1 million of existing cash and cash equivalents at December 31, 2025, and with the proceeds from the January 2026 PIPE Financing, recurring losses and cash outflows from operations since inception, an expectation of continuing losses and cash outflows from operations for the foreseeable future and the need to raise substantial additional capital to finance the Company's future operations, the Company concluded it does not have sufficient cash on hand to support current operations within the next 12 months from the date of filing this Annual Report on Form 10-K. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.
The Company plans to seek additional funding through a number of potential avenues, including private or public equity financings, exercise of outstanding warrants, collaborations, or other strategic transactions. The Company has faced and expects to continue to face substantial difficulties in raising capital. The Company may not be able to obtain funding on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. The Company’s ability to raise additional funds will depend on, among other factors, financial, economic and market conditions, as well as maintaining the Company's listing on Nasdaq, many of which are outside of its control, and it may be unable to raise financing when needed, or on terms favorable to the Company. If necessary funds are not available, the Company will have to delay, reduce the scope of, or eliminate its development of emavusertib, potentially delaying the time to market for or preventing the marketing of emavusertib, which would have a material adverse effect on the Company’s operations and future prospects. If the Company is unable to obtain sufficient capital, the Company would be unable to fund its operations and may be required to evaluate alternatives, which could include dissolving and liquidating its assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when the Company would otherwise exhaust its cash resources. If the Company decides to dissolve and liquidate its assets or to seek protection under the bankruptcy laws, it is unclear to what extent the Company would be able to pay its obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
(2)Summary of Significant Accounting Policies
(a)Basis of Presentation and Principles of Consolidation
The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”) and include the accounts of the Company's wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.
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
(b)Use of Estimates and Assumptions
The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosure of revenue, expenses and certain assets and liabilities at the balance sheet date. Actual results may differ from such estimates.
(c)Cash Equivalents, Restricted Cash, and Unrealized Gains and Losses on Investments
Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less.
The Company classified $0.5 million of its cash as restricted cash, long-term as of both December 31, 2025 and 2024. These amounts represent the security deposit associated with the Company's Lexington, Massachusetts headquarters.
Unrealized gains and losses on investments are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficit). Realized gains and losses, dividends and interest income are included in other income in the period during which the securities are sold. The Company did not have any investments as of both December 31, 2025 and 2024.
(d)Concentrations and Significant Customer Information
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
The Company's operations are located entirely within the U.S. The Company's focus is primarily on the development of emavusertib, a small molecule IRK4/FLT3 inhibitor.
The Company was party to a collaboration agreement (the “Genentech License Agreement”) with Genentech Inc. (“Genentech”), a member of the Roche Group, under which Genentech and F. Hoffmann-La Roche Ltd (“Roche”) are commercializing Erivedge® (vismodegib), a first-in-class orally administered small molecule Hedgehog signaling pathway antagonist approved for the treatment of advanced basal cell carcinoma (“BCC”). In November 2025, the Company sold to TPC Investments Royalty LLC, a limited liability company managed by Oberland Capital Management, LLC, its 100% interest in its then wholly owned subsidiary, Curis Royalty LLC. The sale included the Erivedge intellectual property, other assets associated with Erivedge and the Genentech License Agreement ("Erivedge"). Following the sale of Erivedge, the Company is no longer entitled to revenues under the Genentech License Agreement. The Company's former customer, Genentech, accounted for 100% of the total gross revenues for the years ended December 31, 2025 and 2024. The Company’s accounts receivable at December 31, 2024 represented amounts due from royalties earned on sales of Erivedge by Genentech and Roche.
The Company relies on third parties to manufacture and supply emavusertib. In addition, there are a small number of suppliers for certain raw materials that the Company uses to manufacture emavusertib.

(e)Long-Lived Assets Other than Goodwill
    Long-lived assets other than goodwill consist of property and equipment. The Company applies the guidance in FASB Codification Topic 360-10-05, Impairment or Disposal of Long-Lived Assets. If it were determined that the carrying value of the Company’s other long-lived assets might not be recoverable based upon the existence of one or more indicators of impairment, the Company would measure for impairment. Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not recognize any material impairment charges for the years ended December 31, 2025 or December 31, 2024.
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
The lease payments used to determine the operating lease asset may include lease incentives, stated rent increases and was recognized as an operating lease right-of-use asset in the Consolidated Balance Sheets. The Company's lease agreements may include both lease and non-lease components, which may be accounted for as a single lease component when the payments are fixed. Variable payments included in the lease agreement are expensed as incurred.
The Company's operating lease is reflected in operating lease right-of-use asset, current portion of operating lease liability, and long-term operating lease liability in the Consolidated Balance Sheets. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
(g)Other assets
Other assets consist of long-term prepayments and deposits.
(h)Goodwill
The Company had goodwill of $9.0 million as of both December 31, 2025 and 2024. The Company applies the guidance in the FASB Codification Topic 350, Intangibles—Goodwill and Other. The Company performs its annual goodwill assessment as of December 31. As part of its annual goodwill assessment, the Company determined (1) it operates as a single reporting unit and (2) the fair value of the Company exceeded the carrying value of its net assets. Accordingly, no goodwill impairment was recognized for each of the years ended December 31, 2025 and 2024, and there have been no cumulative impairments.
(i)Revenue Recognition
The Company applies the revenue recognition guidance in accordance with FASB Codification Topic 606, Revenue from Contracts with Customers.

The Company recognized royalty revenues related to Genentech’s and Roche’s sales of Erivedge. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and where the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Following the sale of Erivedge, the Company no longer recognizes royalty revenue from Genentech’s sales of Erivedge in the U.S. and Roche's sales of Erivedge outside of the U.S. (see Note 9, "Research and Development Collaborations"). Prior to the sale of Erivedge, a significant portion of Erivedge royalties was paid to the Purchasers pursuant to the Oberland Purchase Agreement (see Note 7, "Liability Related to the Sale of Future Royalties").
(j)Research and Development
The Company expenses research and development costs as they are incurred. Research and development expense primarily consists of costs incurred to discover, research and develop emavusertib. These expenses primarily include: (1) salaries and related expenses for personnel, including stock-based compensation expense; (2) external research and development costs, including amounts paid to clinical centers, clinical research organizations and consultants, costs of contract manufacturing, and the cost of companion drugs; (3) regulatory costs; (4) facility costs; and (5) certain payments that the Company makes under the Company's collaboration agreements. Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.
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
(l)Basic and Diluted Loss per Common Share
Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the years ended December 31, 2025 and 2024, because the effect of adjusting the weighted average number of common shares outstanding during the periods for the potential dilutive effect of common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. The 1,279,754 shares of common stock underlying the outstanding March 2025 Pre-Funded Warrants and the 1,538,461 shares of common stock underlying the outstanding July 2025 Pre-Funded Warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share, basic and diluted, attributable to common stockholders because the shares may be issued for little or no consideration, they are fully vested, and the March 2025 Pre-Funded Warrants and the July 2025 Pre-Funded Warrants are immediately exercisable upon their issuance. See Note 8, "Common Stock".

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2025	2024
Anti-dilutive common stock equivalents:
October 2024 Common Warrants	2,398,414	2,398,414
March 2025 Common Warrants	8,316,882	—
July 2025 Common Warrants	3,076,921	—
Stock options outstanding	2,429,064	1,160,251
Unvested RSAs	—	40,137
Unvested RSUs	257,400	—
Total anti-dilutive common stock equivalents	16,478,681	3,598,802
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
(n)Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) included unrealized gains and losses arising during the period on available-for-sale securities.
(o)Segment Reporting
The Company has determined that it operates in a single reportable segment, which is the research and development of innovative drug candidates for the treatment of human cancer. See Note 13, "Segment Information".
(p)Interest Expense on Liability related to the Sale of Future Royalties
In March 2019, the Company entered into the Oberland Purchase Agreement (see Note 7, “Liability Related to the Sale of Future Royalties”). Pursuant to the terms of the Oberland Purchase Agreement the Company sold to the Purchasers a portion of its rights to receive royalties from Genentech on potential net sales of Erivedge. As a result of the obligation to pay future royalties to the Purchasers, the Company recorded the proceeds as a liability in its Consolidated Balance Sheet that was accounted for using the interest method over the expected life of the Oberland Purchase Agreement. As a result, the Company imputed interest on the transaction and recorded imputed interest expense at the estimated interest rate. The Company's estimate of the interest rate under the Oberland Purchase Agreement was based on the amount of royalty payments expected to be received by the Purchasers over the life of the arrangement. Following the sale of Erivedge, the liability related to the sale of future royalties was extinguished.
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
(r)New Accounting Pronouncements
Recently Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. The Company adopted the new standard for the year ended December 31, 2025 and applied this standard retrospectively to all prior periods presented. The adoption of the standard did not have a material impact on the Consolidated Financial Statement disclosures. See Note 12, "Income Taxes".
Issued, Not Yet Adopted
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
In accordance with the fair value hierarchy, the following tables show the fair value as of December 31, 2025 and 2024 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
(in thousands)
As of December 31, 2025
Assets:
Cash equivalents:
Money market funds	$4,006	$—	$—	$4,006
Total	$4,006	$—	$—	$4,006

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
(in thousands)
As of December 31, 2024
Assets:
Cash equivalents:
Money market funds	$17,201	$—	$—	$17,201
Total	$17,201	$—	$—	$17,201
(4)Property and Equipment, Net
Property and equipment consisted of the following:

	December 31,
(in thousands)	2025	2024
Laboratory equipment, computers and software	$77	$77
Leasehold improvements	214	257
Office furniture and equipment	622	910
	913	1,244
Less—Accumulated depreciation and amortization	(851)	(1,013)
Property and equipment, net	$62	$231
Depreciation and amortization expense related to property and equipment was $0.2 million for both the years ended December 31, 2025 and 2024.
(5)Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2025	2024
Employee related costs	$1,623	$3,255
Research and development costs	4,706	3,049
Professional and legal fees	932	771
Other	13	36
Total	$7,274	$7,111
(6)Leases and Commitments
(a)Operating Leases
The Company has a single lease for real estate, including laboratory and office space, and certain equipment, located at 128 Spring Street in Lexington, Massachusetts which commenced on May 1, 2020.
A portion of the Company’s leased space was subject to an early termination option that became effective on the lease commencement date of a new lease for larger premises within the landlord’s commercial real estate portfolio. The landlord had the option to early terminate the lease agreement by providing written notice to the Company eighteen months prior to December 31, 2025, or by June 30, 2024. The Company previously expected the lease to end as of December 31, 2025, and the Company no longer expects the lease to end early, which was accounted for as a lease modification that occurred during the year ended December 31, 2024. During the year ended December 31, 2024, the Company recognized an increase of $1.4 million to the lease liability and right-of-use asset as a result of the lease modification. The lease will expire on April 30, 2027.
The discount rate associated with the Company’s right-of-use asset is 10%. The total cash obligation for the base rent over the seven-year term of this lease is approximately $10.5 million, of which $1.6 million was paid during the year ended December 31, 2025.

The Company's lease is an operating lease. The following table summarizes the presentation in the Company's Consolidated Balance Sheet for the operating lease:

	December 31,
(in thousands)	2025	2024
Assets:
Operating lease right-of-use asset	$1,890	$3,163

Liabilities:
Operating lease liability - short-term	$1,190	$1,336
Operating lease liability - long-term	428	1,618
Total operating liability	$1,618	$2,954
The following table summarizes the effect of lease costs in the Company's Consolidated Statements of Operations and Comprehensive Loss:

	For the Year Ended December 31,
(in thousands)	2025	2024
Operating lease cost
Research and development	$743	$844
General and administrative	752	722
Total	$1,495	$1,566
The Company’s lease payments through the end of the expected lease term are expected to be as follows:

Year Ending December 31,	(in thousands)
2026	$1,287
2027	433
Total lease payments	$1,720
Less: interest	102
Present value of operating lease liabilities	$1,618
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
(7)Liability Related to the Sale of Future Royalties
In March 2019, the Company and Curis Royalty entered into the royalty interest purchase agreement (“Oberland Purchase Agreement”) with TPC Investments I LP and TPC Investments II LP ("the Purchasers"), each of which is a Delaware limited partnership managed by Oberland Capital Management, LLC, and Lind SA LLC, a Delaware limited liability company managed by Oberland Capital Management, LLC, as collateral agent for the Purchasers. The Company sold to the Purchasers a portion of its rights to receive royalties from Genentech on potential net sales of Erivedge. Concurrently with the closing of the Oberland Purchase Agreement, Curis Royalty used a portion of the proceeds to terminate and repay the then existing loan with Healthcare Royalty Partners III, L.P.
As upfront consideration for the purchase of the royalty rights, the Purchasers paid to Curis Royalty $65.0 million less certain transaction expenses.
In November 2025, the Company sold to the Purchasers the Company's 100% interest in Curis Royalty. The Company sold Erivedge in exchange for upfront consideration of $2.5 million and a release of the liability related to sale of future royalties to Oberland. In connection with such transaction, the Company transferred to Curis Royalty all rights to Curis Technology, Inventions and Joint Patents (each as defined in the Genentech License Agreement) and assigned the Company's rights, duties and obligations under the Genentech License Agreement to Curis Royalty. Following the sale of Erivedge, the Company is no longer entitled to revenues under the Genentech License Agreement.
The Oberland Purchase Agreement provided that after the occurrence of an event of default as defined under the security agreement by Curis Royalty, the Purchasers shall have the option, for a period of 180 days, to require Curis Royalty to repurchase a portion of certain royalty and royalty related payments, excluding a portion of non-U.S. royalties retained by Curis Royalty ("Purchased Receivables"), at a price (the "Put/Call Price") equal to 250% of the sum of the upfront purchase price and any portion of the milestone payments paid in a lump sum by the Purchasers, if any, minus certain payments previously received by the Purchasers with respect to the Purchased Receivables. The Company concluded the put option is an embedded derivative that requires bifurcation from the deferred royalty obligation and evaluates the fair value of the put option each reporting period. The estimated fair value of the put option was immaterial as of December 31, 2024. No events of default occurred prior to the sale of Erivedge.
As a result of the obligation to pay future royalties to the Purchasers, the Company recorded the proceeds as a liability on its Consolidated Balance Sheets. It accounted for the liability and interest expense using the interest method over the expected life of the Oberland Purchase Agreement. As a result, the Company imputed interest on the transaction and recorded imputed interest expense at the estimated interest rate. The Company's estimate of the interest rate under the Oberland Purchase Agreement was based on the amount of royalty payments expected to be received by the Purchasers over the life of the Oberland Purchase Agreement. The projected amount of royalty payments expected to be paid to the Purchasers involved the use of significant estimates and assumptions with respect to the revenue growth rate in the Company's projections of sales of Erivedge. The Company periodically assessed the expected royalty payments to Curis Royalty from Genentech using a combination of historical results and forecasts from market data sources. To the extent such payments were greater or less than its estimates or the timing of such payments were materially different than its original estimates, the Company prospectively adjusted the amortization of the liability.
The Company determined the fair value of the liability related to the sale of future royalties at the time of the Oberland Purchase Agreement to be $65.0 million. The Company used the prospective method to impute interest on this obligation. Under the prospective method, the effective annual imputed interest rate was 11.2% prior to the sale of Erivedge. The Company incurred $0.6 million of transaction costs in connection with the Oberland Purchase Agreement. These transaction costs were amortized to imputed interest expense over the estimated term of the Oberland Purchase Agreement.
The Company concluded that the sale of Erivedge amounted to the sale of a group of assets, and as all of the Company’s former obligations under the Oberland Purchase Agreement were released as a result of the sale, the Company concluded that the liability related to the sale of future royalties had been extinguished as of the transaction date. As a result of executing the transaction, the Company recognized a gain of $27.2 million, calculated as the difference between the total consideration received, amounting to cash received for the sale of $2.5 million plus liabilities assumed by Oberland including the extinguishment of the liability related to the sale of future royalties of $28.9 million, less derecognition of the accounts receivable associated with Erivedge transferred to Oberland. The gain of $27.2 million is recognized within gain on release of liability related to sale of future royalties associated with sale of assets within the Consolidated Statements of Operations and Comprehensive Loss.

The following table shows the activity with respect to the liability related to the sale of future royalties during the years ended December 31, 2024 and 2025:

(in thousands)
Carrying value of liability related to the sale of future royalties at January 1, 2024	$42,606
Imputed interest expense	559
Other	56
Less: payments to the Purchasers	(9,047)
Carrying value of liability related to the sale of future royalties at December 31, 2024	$34,174
Imputed interest expense	2,189
Other	(4)
Less: payments to the Purchasers	(7,414)
Less: extinguishment of the liability related to the sale of future royalties	(28,945)
Carrying value of liability related to the sale of future royalties at December 31, 2025	$—
(8)Common Stock
(a)Charter Amendments
In May 2024, the Company's stockholders approved an increase to the number of authorized shares of its common stock from 22,781,250 shares to 34,171,875 shares.
In May 2025, the Company's stockholders approved an increase to the number of authorized shares of its common stock from 34,171,875 shares to 68,343,750 shares.
In March 2026, the Company's stockholders approved an increase to the number of authorized shares of its common stock from 68,343,750 shares to 283,757,150 shares.
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
Pursuant to the terms of the 2024 Sales Agreement, the aggregate compensation payable to each of Cantor and JonesTrading is 3% of the gross proceeds from sales of the common stock sold by Cantor or JonesTrading, as applicable. The Company sold no shares of common stock under the 2024 Sales Agreement during the year ended December 31, 2025. The Company sold 188,316 shares of common stock under the 2024 Sales Agreement representing gross proceeds of $1.2 million during the year ended December 31, 2024. As of December 31, 2025, $98.8 million of shares of common stock remained available for sale under the 2024 Sales Agreement.
As long as the Company's public float is under $75.0 million, the Company is restricted from selling shares of its common stock under its shelf registration statement on Form S-3, including those sold under the 2024 Sales Agreement to an amount, in aggregate, that is no more than one-third of the Company's public float during the 12 month period immediately prior to, and including, any such sale.

(c)October 2024 Offerings
In October 2024, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold: (i) in a registered direct offering, 2,398,414 shares of the Company's common stock and (ii) in a concurrent private placement, warrants to purchase up to an aggregate of 2,398,414 shares of the Company's common stock (the “October 2024 Common Warrants”), at an exercise price of $4.92 per share. The registered direct offering and concurrent private placement are collectively referred to as the "October 2024 Offerings". The Warrants were exercisable immediately upon closing on October 30, 2024 and will expire five years following the issuance date. The combined purchase price for one share of common stock and the associated October 2024 Warrant was $5.045. The net proceeds to the Company from the October 2024 Offerings were approximately $10.8 million, excluding the proceeds from any exercise of the October 2024 Common Warrants.
The Company concluded the October 2024 Common Warrants meet the equity scope exception under ASC 815-40. The total net proceeds were allocated to common stock and the October 2024 Common Warrants based on the relative fair value. The relative fair value of the common stock and October 2024 Common Warrants were $6.0 million and $4.8 million, respectively.
(d)March 2025 Offerings
In March 2025, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold: (i) in a registered direct offering, 1,974,432 shares of the Company’s common stock and (ii) in a concurrent private placement, (a) in lieu of shares to certain investors, pre-funded warrants to purchase up to an aggregate of 2,184,009 shares of common stock (the “March 2025 Pre-Funded Warrants”), at an exercise price of $0.01 per share, and (b) warrants to purchase up to an aggregate of 8,316,882 shares of common stock (the “March 2025 Common Warrants”), at an exercise price of $2.41 per share. The March 2025 Pre-Funded Warrants and the March 2025 Common Warrants are collectively referred to as “March 2025 Warrants”. The registered direct offering and concurrent private placement are collectively referred to as the “March 2025 Offerings”. Each March 2025 Pre-Funded Warrant was exercisable immediately upon issuance and continuing through and including the date the March 2025 Pre-Funded Warrant is exercised in full. Each March 2025 Common Warrant was exercisable beginning on the effective date of stockholder approval of the issuance of the shares of common stock upon exercise of the March 2025 Common Warrants, which occurred on May 20, 2025, and has a term of five years from the date of issuance. The combined purchase price for one share of the Company's common stock and the associated March 2025 Common Warrant is $2.41. The combined purchase price for one March 2025 Pre-Funded Warrant and the associated March 2025 Common Warrant is $2.40. The net proceeds to the Company from the March 2025 Offerings were approximately $8.8 million, excluding the proceeds from any exercise of the March 2025 Warrants.
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
During the year ended December 31, 2025, 904,255 shares of common stock were issued upon the exercise of March 2025 Pre-Funded Warrants.
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
The Company calculated the fair value of the October 2024 Common Warrants, March 2025 Common Warrants, and July 2025 Common Warrants using the Black-Scholes option pricing model with the following weighted average inputs:

	July 2025 Common Warrants	March 2025 Common Warrants	October 2024 Common Warrants
Stock price	$2.15	$2.41	$4.92
Expected term (years)	4.05	1.81	4.78
Risk-free interest rate	3.9%	4.1%	4.1%
Expected volatility	109%	105%	117%
Expected dividend yield	None	None	None
(f)January 2026 Offering
In January 2026, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold: an aggregate of (i) 20,195 shares of its Series B convertible non-redeemable preferred stock, par value $0.01 per share (the “January 2026 Series B Preferred Stock”), (ii) Series A warrants (the “January 2026 Series A Warrants”) to purchase 26,926,675 shares of the Company’s common stock (or, in certain circumstances, pre-funded warrants to purchase shares of Common Stock (the “January 2026 Pre-Funded Warrants”), (iii) Series B warrants (the “January 2026 Series B Warrants”) to purchase 26,926,675 shares of common stock (or, in certain circumstances, January 2026 Pre-Funded Warrants) and (iv) Series C warrants to purchase 26,926,675 shares of common stock (or, in certain circumstances, January 2026 Pre-Funded Warrants) (the “January 2026 Series C Warrants” and, together with the January 2026 Series A Warrants and the January 2026 Series B Warrants, the “January 2026 Warrants”) in a private placement (the “January 2026 PIPE Financing”). Each share of January 2026 Series B Preferred Stock was sold together with a January 2026 Series A Warrant to purchase 1,333.33 shares of common stock, a January 2026 Series B Warrant to purchase 1,333.33 shares of common stock and a January 2026 Series C Warrant to purchase 1,333.33 shares of common stock (collectively, a “Security”). The Securities were sold at a purchase price of $1,000.00 per Security. The January 2026 Warrants each have an exercise price of $0.75 per share and have the following termination conditions:
•Series A warrants terminate on January 8, 2031;
•Series B warrants terminate 30 days after the Company announces dosing of the fifth patient in the Phase 2 clinical trial in CLL, subject to conditions defined in the financing agreement;
•Series C warrants terminate on July 8, 2027.
On March 17, 2026, Curis stockholders approved the January 2026 PIPE Financing and on March 20, 2026 each outstanding share of Series B Preferred Stock was automatically converted into 1,333.33 shares of common stock (the “Automatic Conversion”), subject to the terms of the Certificate of Designations and subject to the applicable Beneficial Ownership Limitations (as defined below). The “Beneficial Ownership Limitations” prohibit the conversion of shares of January 2026 Series B Preferred Stock into common stock in the Automatic Conversion to the extent that, after giving effect to the Automatic Conversion, a purchaser would beneficially own more than a percentage specified by each such purchaser (initially, 4.99%, 9.99% or 19.99%) of the total number of shares of common stock outstanding immediately after giving effect to such conversion. Instead, with respect to any shares of January 2026 Series B Preferred Stock that were not converted in the Automatic Conversion (the “Unconverted Preferred”), the Company issued such purchaser a Pre-Funded Warrant exercisable for the number of shares of its common stock equal to the common stock issuable upon conversion of the Unconverted Preferred, subject to the terms and conditions of the Pre-Funded Warrant. The Company issued 26,243,754 shares of common stock and 682,921 Pre-Funded Warrants as a result of the Automatic Conversion.
The net proceeds to the Company from the January 2026 PIPE Financing were approximately $18.6 million, excluding the proceeds from any exercise of the January 2026 Warrants.
(9)Research and Development Collaborations
(a)Aurigene

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
As of December 31, 2025, the Company has licensed the following programs under the collaboration:
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
(b)Genentech
In June 2003, the Company licensed its proprietary Hedgehog pathway antagonist technologies to Genentech for human therapeutic use. The primary focus of the collaborative research plan has been to develop molecules that inhibit the Hedgehog pathway for the treatment of various cancers. The collaboration was focused on the development of Erivedge, which is being commercialized by Genentech in the U.S. and by Genentech's parent company, Roche, outside of the U.S. for the treatment of advanced BCC. In addition to contingent cash milestone payments and pursuant to the Genentech License Agreement, the Company was entitled to a royalty on net sales of Erivedge that ranges from 5% to 7.5%. The royalty rate applicable to Erivedge was decreased by 2% on a country-by-country basis in certain specified circumstances.
In November 2025, the Company sold Erivedge to TPC Investments Royalty LLC, a limited liability company managed by Oberland Capital Management, LLC. Following the sale of Erivedge, the Company is no longer entitled to revenues under the Genentech License Agreement.
The Company's former customer, Genentech, accounted for 100% of the total gross revenues for the years ended December 31, 2025 and 2024. The Company’s accounts receivable at December 31, 2024 represented amounts due from royalties earned on sales of Erivedge by Genentech and Roche.
The Company recognized $9.4 million and $10.9 million in royalty revenues under the Genentech collaboration during the years ended December 31, 2025 and 2024, respectively. Cost of royalties comprised payments to university licensors and was not material for the years ended December 31, 2025 and 2024. The Company’s accounts receivable of $3.3 million as of December 31, 2024 represented amounts due from royalties earned on sales of Erivedge by Genentech and Roche.

As further discussed in Note 8, Liability Related to the Sales of Future Royalties, a significant portion of royalty revenues received from Genentech on net sales of Erivedge was paid to the Purchasers pursuant to the Oberland Purchase Agreement.
(10) Stock Plans and Stock-Based Compensation
As of December 31, 2025, the Company had two stockholder-approved, stock-based compensation plans: (i) the Fifth Amended and Restated 2010 Stock Incentive Plan, as amended (“2010 Plan”) and (ii) the Amended and Restated 2010 Employee Stock Purchase Plan, (“ESPP”). New employees are generally issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan (“Inducement Awards”). In March 2026, stockholders approved the 2026 Incentive Plan.
The Fifth Amended and Restated 2010 Stock Incentive Plan, as amended
The 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiary at prices determined by the Company’s board of directors. In May 2025, the Company's stockholders approved an amendment to the 2010 Plan to reserve an additional 1,255,000 shares of common stock for issuance under the 2010 Plan. The Company can issue up to 3,356,600 shares of its common stock pursuant to awards granted under the 2010 Plan. Options vest and become exercisable based on a schedule determined by the board of directors and expire up to ten years from the date of grant. The 2010 Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights (“SARs”) will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3 shares per share under the award to be removed from the available share pool.
During the year ended December 31, 2025, the Company’s board of directors granted options to purchase 1,108,400 shares of the Company’s common stock to officers and employees of the Company under the 2010 Plan. These options vest and become exercisable as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four-year period, and are exercisable at a price equal to the closing price of the Company’s common stock on the grant date.
During the year ended December 31, 2025, the Company’s board of directors granted 350,600 RSUs to employees of the Company under the 2010 Plan. These RSUs vest and become exercisable as to 25% of the shares underlying the award annually on the date of grant, based upon continued employment over a four-year period.
During the year ended December 31, 2025, the Company’s board of directors granted options to its non-employee directors to purchase 80,000 shares of common stock under the 2010 Plan, which will vest and become exercisable in one year from the date of grant. These options were granted at an exercise price equal to the closing market price of the Company’s common stock on the grant date.
As of December 31, 2025, 849,565 shares remained available for grant under the 2010 Plan.
Inducement Awards
The Company grants Inducement Awards to certain new employees. These options generally vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option on each successive quarter thereafter. During the year ended December 31, 2025, the Company’s board of directors granted Inducement Awards to purchase 284,750 shares of common stock. These options were granted at an exercise price that equaled the closing market price of the Company’s common stock on grant date.

Stock Options
A summary of stock option activity under the 2010 Plan and Inducement Awards are summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000's)
Outstanding, December 31, 2024	1,160,251	$33.44	7.2	$—
Granted	1,473,150	2.96
Exercised	—	—
Canceled	(204,337)	13.21
Outstanding, December 31, 2025	2,429,064	$16.59	7.8	$—
Exercisable at December 31, 2025	823,010	$42.52	5.5	$—
Vested and unvested expected to vest at December 31, 2025	2,429,064	$16.59	7.8	$—
The weighted average grant date fair values of stock options granted during the years ended December 31, 2025 and 2024 were $2.08 and $9.50, respectively, and were calculated using the following estimated assumptions under the Black-Scholes option pricing model:

	For the Year Ended December 31,
	2025	2024
Expected term (years)	6.0	6.0
Risk-free interest rate	3.8-4.4%	3.9-4.5%
Expected volatility	113-114%	114-116%
Expected dividend yield	None	None
As of December 31, 2025, there was approximately $4.3 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, which is expected to be recognized as expense over a weighted average period of 2.4 years. There were no employee stock options exercised during the year ended December 31, 2025.

Restricted Stock Awards
The following table presents a summary of outstanding RSAs under the 2010 Plan as of December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2024	40,137	$18.20
Awarded	—	—
Vested	(39,637)	18.20
Forfeited	(500)	18.20
Unvested, December 31, 2025	—	$—
The fair value of RSAs that vested during the year ended December 31, 2025 was $0.1 million.
Restricted Stock Units
The following table presents a summary of RSUs under the 2010 Plan as of December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2024	—	$—
Awarded	350,600	3.13
Vested	—
Forfeited	(93,200)	3.13
Unvested, December 31, 2025	257,400	3.13
As of December 31, 2025, there was $0.6 million of unrecognized compensation costs related to RSUs, which are expected to be recognized as expense over a remaining weighted average period of 3.1 years.
2026 Incentive Plan
On March 17, 2026, the Company’s stockholders approved the Company’s 2026 Incentive Plan (the “2026 Plan”) under which awards may be made for up to a number of shares of common stock, $0.01 par value per share, of the Company (the “Common Stock”) equal to the sum of: (i) 6,407,374 shares of Common Stock; (ii) such additional number of shares of Common Stock (up to 3,474,867 shares) as is equal to the number of shares of Common Stock reserved for issuance under the 2010 Plan that remain available for grant under the 2010 Plan and the number of shares of Common Stock subject to awards granted under the 2010 Plan and the number of shares subject to awards granted under the inducement grant exception under Nasdaq Stock Market Rule 5635(c)(4) (“Inducement Awards”), in each case, that are outstanding as of the date of March 17, 2026 and which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right, and subject to the terms of the 2026 Plan; and (iii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2027 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2036, equal to the lesser of (i) 5% of the sum of (a) the number of outstanding shares of Common Stock on such date, (b) the number of shares of Common Stock issuable upon conversion of any outstanding shares of convertible preferred stock of the Company (without giving effect to any restrictions or limitations on conversion) on such date, (c) the number of shares of Common Stock issuable upon the exercise of pre-funded warrants (without giving effect to any restrictions or limitations on conversion) issued by the Company as of such date, and (d) the number of shares subject to outstanding awards granted under the 2010 Plan, the Plan or as Inducement Awards as of such date and (ii) an amount determined by the Board. Awards in the form of “incentive stock options” may be granted with respect to a maximum of 25,000,000 shares of Common Stock under the 2026 Plan. No awards have been granted under the 2026 Incentive plan.
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

The Company has four six-month purchase periods per each two-year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two-year enrollment resets at the new lower stock price. During the year ended December 31, 2025, 36,649 shares were issued under the ESPP. As of December 31, 2025, there were 357,814 shares available for future purchase under the ESPP.
For the years ended December 31, 2025 and 2024, the Company recorded immaterial compensation expense related to its ESPP and calculated the fair value of shares expected to be purchased under the ESPP using the Black-Scholes model.
Stock-Based Compensation Expense
For the years ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense to the following line items in its costs and expenses section of the Consolidated Statements of Operations and Comprehensive Loss:

	For the Year Ended December 31,
	2025	2024
Research and development expenses	$1,771	$2,760
General and administrative expenses	2,247	3,167
Total stock-based compensation expense	$4,018	$5,927
No income tax benefits have been recorded for the years ended December 31, 2025 and 2024, as the Company has recorded a full valuation allowance and management has concluded that it is more likely than not that the net deferred tax assets will not be realized (see Note 12, "Income Taxes").
(11)Retirement Savings Plan
The Company has a 401(k) retirement savings plan covering substantially all of the Company’s employees. The Company made matching contributions of $0.5 million and $0.6 million during the years ended December 31, 2025 and 2024, respectively.
(12)Income Taxes
For the years ended December 31, 2025 and 2024, the Company did not record any federal or state income tax expense given its continued operating losses, all of which were attributable to the United States.
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 for the years ended December 31, 2025 and 2024 are as follows:

	For the Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(1,591)	21.0%	$(9,103)	21.0%
Tax credits:
Federal research and development credits	(692)	9.1%	(1,606)	3.7%
Federal orphan drug credits	(2,534)	33.5%	(1,902)	4.4%
Changes in valuation allowances	4,348	(57.5)%	12,016	(27.8)%
Nontaxable or nondeductible items:
Stock-based compensation	435	(5.7)%	742	(1.7)%
Other permanent differences	33	(0.4)%	41	(0.1)%
Changes in unrecognized tax benefits	—	—%	—	—%
Other	1	—%	(188)	0.5%
Effective income tax rate	$—	—%	$—	—%

The principal components of the Company’s deferred tax assets at December 31, 2025 and December 31, 2024, respectively, are as follows:

	December 31,
	2025	2024
Deferred tax assets:
NOL carryforwards	$123,691	$104,122
Research and development tax credit carryforwards	18,336	18,220
Orphan drug tax credit carryforwards	29,419	26,885
Depreciation and amortization	3,606	4,597
Capitalized research and development expenditures	30,682	41,283
Stock options	6,040	5,571
Accrued expenses and other	112	154
Oberland agreement	—	9,336
Lease liability	438	807
Total gross deferred tax asset	212,324	210,975
Valuation allowance	(211,813)	(210,112)
Net deferred tax asset	$511	$863

Deferred tax liabilities:
Right of use asset	(511)	(863)
Total gross deferred tax liabilities	$(511)	$(863)

Net deferred tax assets (liabilities)	$—	$—
For the year ended December 31, 2025, the Company did not have any material cash payments or refunds for income taxes.
As of December 31, 2025, the Company had U.S. federal tax-effected net operating loss carryforwards of $99.1 million, of which $30.1 million will expire in years 2026 through 2037 and the remainder do not expire but are subject to 80% limitation. As of December 31, 2025, the Company had state net operating loss carryforwards of $24.6 million that will expire between years 2033 and 2044.
As of December 31, 2025 and 2024, the Company had federal research and development credit carryforwards of $14.1 million and $14.0 million, respectively. The credits will expire in the years 2026 through 2044. As of December 31, 2025 and 2024, the Company had state research and development credit carryforwards of $4.3 million and $4.2 million, respectively. The credits will expire in the years 2026 through 2039, unless previously utilized.
As of December 31, 2025 and 2024, the Company had orphan drug tax credit carryforwards of $29.4 million and $26.9 million, respectively. These credits, if any, relate to qualified expenses incurred for fimepinostat and emavusertib since receiving the Orphan Drug designation. The credits will expire in the years 2035 through 2044.
The One Big Beautiful Bill Act (“OBBBA”), passed July 4, 2025, permanently suspends the requirement under Section 174 of the Internal Revenue Code to capitalize and amortize domestic research and development ("R&D") expenditures paid or incurred. For tax years beginning after December 31, 2024, companies can elect to currently expense R&D amounts incurred in the U.S. In addition, all taxpayers are permitted to make an election to accelerate the deductions for unamortized domestic R&D expenses that were capitalized after December 31, 2021 and before January 1, 2025 over a one or two-year period, beginning with the taxpayer’s first tax year beginning after December 31, 2024 or allow these capitalized expenses to amortize over their remaining lives. The Company plans to amortize the remaining domestic R&D expenses which have been previously capitalized. In addition, the Company will currently expense domestic R&D costs beginning in the 2025 tax year and continue to capitalize foreign R&D costs over fifteen years.
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. Accordingly, the Company had a valuation allowance of approximately $211.8 million and $210.1 million as of December 31, 2025 and 2024, respectively. The valuation allowance increased approximately $1.7 million during the year ended December 31, 2025 and primarily related to generated net operating losses and credits.

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
An individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. At December 31, 2025 and 2024, the Company had no unrecognized tax benefits. The Company has not, as yet, conducted a study of its R&D credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FASB Codification Topic 740 Income Taxes. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Loss if an adjustment were required.
As of December 31, 2025, the Company is generally no longer subject to examination by taxing authorities for years prior to 2021. However, NOLs and credits in the United States may be subject to adjustments by taxing authorities in future years in which they are utilized. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception.
(13)Segment Information
The Company has determined that it operates in a single reportable segment, which is the research and development of innovative drug candidates for the treatment of human cancer. Resources are allocated and performance is assessed by the Company's President and Chief Executive Officer, whom the Company has determined to be its Chief Operating Decision Maker (CODM).
The CODM considers actual operating results on an annual or as needed basis on a consolidated basis, including consolidated net loss, when making decisions about allocating capital and personnel to the segment in the annual budgeting and forecasting process, which includes comparison of budget to actual and current period to prior period variances. The CODM assesses performance for the operating segment and decides, in part, how to allocate resources based on net loss that also is reported on the Consolidated Statement of Operations as net loss. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The Company’s long-lived assets are located in the United States.
In addition to the significant categories included within net loss presented on the Company's Consolidated Statement of Operations, the following table is representative of the significant expense categories for the years ended December 31, 2025 and 2024, including a reconciliation to Net Loss:

	For the Year Ended December 31,
	2025	2024
Revenues, net	$9,443	$10,908

Direct research and development costs	16,568	22,246
Research and development employee related costs	10,116	14,499
General and administrative employee related costs	6,722	8,722
Professional, legal, and consulting costs	4,349	4,810
Gain on release of liability related to sale of future royalties associated with sale of assets	27,189	—
Other segment items (1)	6,459	4,020
Net loss	$(7,582)	$(43,389)
(1) Other segment items include cost of royalties, facility related costs, insurance costs, and other income.
(14)Subsequent Events
See Note 8, “Common Stock” for a description of our January 2026 PIPE Financing.
See Note 10, “Stock Plans and Stock-Based Compensation” for a description of the 2026 Incentive Plan.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment our management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.
Based on our assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.OTHER INFORMATION
Director and Executive Officer Trading Arrangements

During the fourth quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors that is required by this Item 10 will be set forth in our proxy statement for our 2026 annual meeting of stockholders, or 2026 proxy statement, under the headings “Directors and Nominees for Director,” and “Board Committees” which information is incorporated herein by reference. The information concerning our code of ethics will be set forth in our 2026 proxy statement under the heading “Code of Business Conduct and Ethics.” The information concerning our insider trading policy will be set forth in our 2026 proxy statement under the heading “Insider Trading Policy.” The name, age, position, and term of office and periods of service of each of our executive officers is set forth under the heading “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.
ITEM 11.EXECUTIVE COMPENSATION
Information required by this Item 11 will be set forth in our 2026 proxy statement under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” which information is incorporated herein by reference. Pay versus performance disclosures under the heading "Pay Versus Performance" from our 2026 proxy statement are not incorporated herein by reference.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 relating to security ownership of certain beneficial owners and management will be set forth in our 2026 proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference. Information required by this Item 12 relating to securities authorized for issuance under equity compensation plans will be set forth in our 2026 proxy statement under the heading “Executive and Director Compensation—Securities Authorized for Issuance Under Equity Compensation Plans,” which information is incorporated herein by reference.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 will be set forth in our 2026 proxy statement under the headings “Policies and Procedures for Related Person Transactions,” “Determination of Independence” and “Board Committees,” which information is incorporated herein by reference.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 will be set forth in our 2026 proxy statement under the heading “Independent Registered Public Accounting Firm’s Fees and Other Matters,” which information is incorporated herein by reference.

PART IV
ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements.

(a)(2) Financial Statement Schedules.
All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.
(a)(3) List of Exhibits.

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

	Articles of Incorporation and By-laws
3.1	Restated Certificate of Incorporation of Curis, Inc., as amended	Link	8-K	3/17/2026	3.1
3.2	Certificate of Designations of Curis, Inc.	Link	S-3 (333-50906)	8/10/2001	3.2
3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Non-redeemable Preferred Stock of Curis, Inc.	Link				X
3.4	Amended and Restated By-laws of Curis, Inc.	Link	8-K	5/22/2025	3.2
	Instruments defining the rights of security holders, including indentures
4.1	Form of Curis Common Stock Certificate	Link	10-K	3/1/2004	4.1
4.2	Description of Registrant's Securities	Link				X
4.3	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated October 28, 2024, by and among Curis, Inc. and the Purchasers named therein	Link	8-K	10/30/2024	4.1
4.4	Form of Pre-Funded Warrant issued pursuant to the Securities Purchase Agreement, dated March 28, 2025, by and among Curis, Inc. and the Purchasers named therein	Link	10-Q	5/6/2025	4.1
4.5	Form of Common Warrant issued pursuant to the Securities Purchase Agreement, dated March 28, 2025, by and among Curis, Inc. and the Purchasers named therein	Link	10-Q	5/6/2025	4.2
4.6	Form of Pre-Funded Warrant issued pursuant to the Securities Purchase Agreement, dated July 2, 2025, by and among Curis, Inc. and the Purchasers named therein	Link	10-Q	11/6/2025	4.1

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

4.7	Form of Common Warrant issued pursuant to the Securities Purchase Agreement, dated July 2, 2025, by and among Curis, Inc. and the Purchasers named therein	Link	10-Q	11/6/2025	4.2
4.8	Form of Series A Common Warrant issued pursuant to the Securities Purchase Agreement, dated January 7, 2026 by and among Curis, Inc. and the Purchasers named therein	Link	8-K	1/8/2026	4.1
4.9	Form of Series B Common Warrant issued pursuant to the Securities Purchase Agreement, dated January 7, 2026 by and among Curis, Inc. and the Purchasers named therein	Link	8-K	1/8/2026	4.2
4.10	Form of Series C Common Warrant issued pursuant to the Securities Purchase Agreement, dated January 7, 2026 by and among Curis, Inc. and the Purchasers named therein	Link	8-K	1/8/2026	4.3
4.11	Form of Pre-Funded Warrant issued pursuant to the Securities Purchase Agreement, dated January 7, 2026, by and among Curis, Inc. and the Purchasers named therein	Link	8-K	1/8/2026	4.4
	Material contracts—Management Contracts and Compensatory Plans
#10.1	Employment Agreement, dated March 29, 2016, as amended September 24, 2018 by and between Curis, Inc. and James E. Dentzer.	Link	10-Q	11/1/2018	10.2
#10.2	Employment Agreement, dated August 4, 2022, by and between Curis, Inc. and Diantha Duvall	Link	10-Q	11/9/2022	10.1
#10.3	Amended and Restated Employment Agreement, dated November 1, 2023, by and between Curis, Inc. and Jonathan Zung	Link	10-K	2/8/2024	10.3
#10.4	Employment Agreement, dated May 1, 2025, by and between Curis, Inc. and Ahmed Hamdy	Link	10-Q	8/5/2025	10.1
#10.5	Form of Indemnification Agreement, by and between Curis, Inc. and each non-employee director of the Board of Directors of Curis, Inc.	Link	10-Q	8/7/2014	10.3
#10.6	Curis Amended and Restated 2010 Stock Incentive Plan, as amended	Link	8-K	5/28/2015	99.1
#10.7	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan, as amended	Link	10-K	3/8/2018	10.21
#10.8	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan, as amended	Link	10-K	3/8/2018	10.22
#10.9	Form of Restricted Stock Agreement for awards granted to directors and named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan, as amended	Link	10-K	3/8/2018	10.23

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

#10.10	Form of Incentive Stock Option Agreement (Online Acceptance) for awards granted to named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/9/2017	10.21
#10.11	Form of Nonstatutory Stock Option Agreement (Online Acceptance) granted to directors and named executive officers under Curis’ Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/9/2017	10.22
#10.12	Curis Second Amended and Restated 2010 Stock Incentive Plan	Link	8-K	5/22/2017	99.1
#10.13	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ Second Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/8/2018	10.27
#10.14	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ Second Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/8/2018	10.28
#10.15	Form of Restricted Stock Agreement for awards granted to directors and named executive officers under Curis’ Second Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/8/2018	10.29
#10.16	Form of Non-Statutory Stock Option Agreement - Inducement Grant pursuant to Nasdaq Stock Market Rule 5635(c)(4)	Link	S-8	1/6/2017	99.1
#10.17	Curis Third Amended and Restated 2010 Stock Incentive Plan, as amended	Link	8-K	6/10/2020	99.1
#10.18	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ Third Amended and Restated 2010 Stock Incentive Plan	Link	10-K	2/24/2022	10.22
#10.19	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis’ Third Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/31/2025	10.23
#10.20	Curis Fourth Amended and Restated 2010 Stock Incentive Plan	Link	8-K	6/2/2021	99.1
#10.21	Curis Amended and Restated 2010 Employee Stock Purchase Plan, as amended	Link	8-K	5/23/2024	99.2
#10.22	Curis Fifth Amended and Restated 2010 Stock Incentive Plan, as amended	Link	Def 14A	4/10/2025	Appendix A
#10.23	Form of Incentive Stock Option Agreement for awards granted to named executive officers under Curis’ Fifth Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/31/2025	10.27
#10.24	Form of Non-Statutory Stock Option Agreement for awards granted to directors and named executive officers under Curis” Fifth Amended and Restated 2010 Stock Incentive Plan	Link	10-K	3/31/2025	10.28
	Material contracts—Leases

			Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

10.25	Lease, dated December 5, 2019, by and between Curis, Inc. and 128 Spring Street Lexington, LLC relating to the premises at 128 Spring Street, Lexington, Massachusetts	Link	8-K	12/6/2019	10.1
10.26	First Amendment to Lease Agreement, dated January 27, 2022, by and between Curis, Inc. and 99 Hayden, LLC, successor-in-interest to 128 Spring Street Lexington, LLC	Link	8-K	2/2/2022	10.1
	Material contracts—License and Collaboration Agreements
††10.27	Collaboration, License and Option Agreement, dated January 18, 2015, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K	2/24/2022	10.36
††10.28	First Amendment to Collaboration, License and Option Agreement, dated September 7, 2016, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K	2/24/2022	10.37
†10.29	Second Amendment to Collaboration, License and Option Agreement, dated February 5, 2020, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-K	3/19/2020	10.41
††10.30	Third Amendment to Collaboration, License and Option Agreement, dated June 4, 2020, by and between Curis, Inc. and Aurigene Discovery Technologies Limited	Link	10-Q	11/14/2024	10.1
††10.31	Fourth Amendment to Collaboration, License and Option Agreement, dated September 16, 2024, by and between Curis, Inc. and Aurigene Oncology Limited (formerly known as Aurigene Discovery Technologies Limited)	Link	10-Q	11/14/2024	10.2
	Material contracts—Miscellaneous
10.32	Amended and Restated Sales Agreement, dated February 8, 2024, by and among Curis, Inc., Cantor Fitzgerald & Co. and JonesTrading Institutional Services LLC	Link	S-3	2/8/2024	1.2
10.33	Securities Purchase Agreement, dated October 28, 2024, by and among Curis, Inc. and the Purchasers named therein	Link	8-K	10/30/2024	10.1
10.34	Registration Rights Agreement, dated October 28, 2024, by and among Curis, Inc. and the Purchasers named therein	Link	8-K	10/30/2024	10.2
10.35	Securities Purchase Agreement, dated March 28, 2025, by and among Curis, Inc. and the Purchasers named therein	Link	10-Q	5/6/2025	10.1
10.36	Registration Rights Agreement, dated March 28, 2025, by and among Curis, Inc. and the Purchasers named therein	Link	10-Q	5/6/2025	10.2
10.37	Securities Purchase Agreement, dated July 2, 2025, by and among Curis, Inc. and the Purchasers named therein	Link	10-Q	11/6/2025	10.1
10.38	Registration Rights Agreement, dated July 2, 2025, by and among Curis, Inc. and the Purchasers named therein	Link	10-Q	11/6/2025	10.2
10.39	Securities Purchase Agreement, dated January 6, 2026, by and among Curis, Inc. and the Purchasers named therein	Link	8-K	1/7/2026	10.1

Incorporated by Reference
Exhibit No.	Description	Link to Filing	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

10.40	Registration Rights Agreement, dated January 6, 2026, by and among Curis, Inc. and the Purchasers named therein	Link	8-K	1/7/2026	10.2
Insider Trading Policy
19	Third Amended and Restated Insider Trading Policy	Link	10-K	3/31/2025	19
Additional Exhibits
21	Subsidiaries of Curis	Link				X
23.1	Consent of PricewaterhouseCoopers LLP	Link				X
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act	Link				X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act/15d-14(a) of the Exchange Act	Link				X
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350	Link				X
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350	Link				X
#97	Dodd-Frank Compensation Recovery Policy	Link	10-K	3/31/2025	97
101.INS	InLine XBRL Instance Document					X
101.SCH	InLine XBRL Taxonomy Extension Schema Document					X
101.CAL	InLine XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	InLine XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	InLine XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	InLine XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File					X

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
Date: March 24, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES E. DENTZER	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2026
James E. Dentzer
/s/ DIANTHA DUVALL	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2026
Diantha Duvall
/s/ MARTYN D. GREENACRE	Chairman of the Board of Directors	March 24, 2026
Martyn D. Greenacre
/s/ ANNE E. BORGMAN	Director	March 24, 2026
Anne E. Borgman
/s/ JOHN A. HOHNEKER	Director	March 24, 2026
John A. Hohneker
/s/ KENNETH I. KAITIN	Director	March 24, 2026
Kenneth I. Kaitin
/s/ MARC RUBIN	Director	March 24, 2026
Marc Rubin