Form 10-Q
period 2026-03-31
CURIS INC
filed 2026-05-13
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 8, 2026, there were 38,978,693 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CURIS, INC. QUARTERLY REPORT ON FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements and Industry Data
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report are statements that could be deemed forward-looking statements, including without limitation any statements with respect to the plans, strategies and objectives of management for future operations; statements concerning product research, development and commercialization plans, timelines and anticipated results; statements of expectation or belief; statements with respect to clinical trials and studies; statements with respect to royalties and milestones; statements with respect to the therapeutic potential of drug candidates; expectations of revenue, expenses, earnings or losses from operations, or other financial results; and statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words such as “expect(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “focus(es)”, “plans”, “mission”, “strategy”, “potential”, “estimate(s)”, “opportunity”, “intend”, “project”, “seek”, “should”, “would”, “likelihood”, and similar expressions, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. We therefore caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in these forward-looking statements include, but are not limited to, the following factors:
•Our dependence on the success of emavusertib, which is still in early clinical development. Clinical trials of emavusertib may not be successful. If we are unable to commercialize emavusertib or experience significant delays in doing so, our business will be materially harmed;
•Conditions and events that we have identified that raise substantial doubt about our ability to continue as a going concern;
•The fact that we have incurred substantial losses, expect to continue to incur substantial losses for the foreseeable future and may never generate significant revenue or achieve or maintain profitability;
•Our need for substantial additional capital, and the fact that if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development program or commercialization efforts, and our ability to continue operations could be adversely affected;
•Our lack of prior marketing approval for a drug candidate and the possibility that we may be unable to obtain, or may be delayed in obtaining, marketing approval for emavusertib or any future drug candidates that we, or any future collaborators, may develop;
•We may not be successful in establishing additional strategic collaborations, which could adversely affect our ability to develop and commercialize emavusertib;
•Our reliance in part on third parties to conduct clinical trials of emavusertib and if such third parties perform inadequately, including failing to meet deadlines for the completion of such trials, research or testing, then we may not be able to successfully develop and commercialize emavusertib and grow our business;
•The possibility that even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain, which may prevent us or any future collaborators from obtaining approvals for the commercialization of emavusertib;
•Our substantial competition, and the fact that our competitors may discover, develop or commercialize drugs before or more successfully than we do;
•Our potential inability to obtain and maintain patent protection for our technologies and drugs, our licensors may not be able to obtain and maintain patent protection for the technology or drugs that we license from them, and the patent protection we or they do obtain may not be sufficient to stop our competitors from using similar technology;
•If we are not able to attract and retain key management and scientific personnel and advisors, we may not successfully develop emavusertib or achieve our other business objectives;

•We are not in compliance with the requirements for continued listing on the Nasdaq Capital Market. If we fail to regain and maintain compliance with Nasdaq’s requirements, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital; and
•Other risks reference in this report and in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report on Form 10-K”), as supplemented by the updated risk factors discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
If any of the above risks occurs, our business, financial condition, and results of operations and future growth prospects could be materially and adversely affected, and the actual outcomes of matters as to which forward-looking statements are made in this report could be materially different from those anticipated in such forward-looking statements.
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
The forward-looking statements included in this report represent our estimates as of the filing date of this report. We specifically disclaim any obligation to update these forward-looking statements in the future except as required by law. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this report.

PART I—FINANCIAL INFORMATION
Item 1.    UNAUDITED FINANCIAL STATEMENTS

CURIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$15,001	$5,061
Prepaid expenses and other current assets	1,610	1,854
Total current assets	16,611	6,915
Property and equipment, net	54	62
Restricted cash, long-term	544	544
Operating lease right-of-use asset	1,552	1,890
Other assets	1,943	1,573
Goodwill	8,982	8,982
Total assets	$29,686	$19,966
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,742	$5,612
Accrued liabilities	7,003	7,274
Current portion of operating lease liability	1,229	1,190
Total current liabilities	14,974	14,076
Long-term operating lease liability	108	428
Warrant liability	1,897	—
Total liabilities	16,979	14,504
Stockholders’ equity:
Preferred stock, $0.01 par value—5,000,000 shares authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value—283,757,150 shares authorized, 39,978,693 shares issued and outstanding at March 31, 2026; 68,343,750 shares authorized, 12,928,853 shares issued and outstanding at December 31, 2025	400	129
Additional paid-in capital	1,283,887	1,252,714
Accumulated deficit	(1,271,580)	(1,247,381)
Total stockholders’ equity	12,707	5,462
Total liabilities and stockholders’ equity	$29,686	$19,966

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues, net	$—	$2,380
Operating expenses:
Cost of royalties	—	14
Research and development	6,449	8,539
General and administrative	5,070	3,984
Total operating expenses	11,519	12,537
Loss from operations	(11,519)	(10,157)
Other expense:
Interest income	77	93
Expense related to the sale of future royalties	—	(552)
Change in fair value of warrant liabilities	(12,757)	—
Total other expense	(12,680)	(459)
Net loss	$(24,199)	$(10,616)
Net loss per common share (basic and diluted)	$(1.25)	$(1.25)
Weighted average common shares (basic and diluted)	19,363,478	8,493,886

Net loss and comprehensive loss	$(24,199)	$(10,616)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2025	—	$—	12,928,853	$129	$1,252,714	$(1,247,381)	$5,462
Stock-based compensation	—	—	—	—	575	—	575
Issuance of convertible preferred stock in connection with January 2026 PIPE Financing, net of issuance costs	20,195	2,261	—	—	—	—	—
Conversion of convertible preferred stock to common stock and pre-funded warrants upon shareholder approval	(20,195)	(2,261)	26,243,754	262	1,999	—	2,261
Reclassification of Series A Common Warrants liability to equity	—	—	—	—	16,705	—	16,705
Reclassification of Series C Common Warrants liability to equity	—	—	—	—	11,894	—	11,894
Issuance of common stock under employee benefit plans, net of shares received to settle minimum tax obligation for vesting of restricted stock units	—	—	42,086	1	—	—	1
Exercise of prefunded warrants	—	—	764,000	8	—	—	8
Net loss	—	—	—	—	—	(24,199)	(24,199)
March 31, 2026	—	$—	39,978,693	$400	$1,283,887	$(1,271,580)	$12,707

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
December 31, 2024	8,487,818	$85	$1,233,716	$(1,239,799)	$(5,998)
Stock-based compensation	—	—	1,164	—	1,164
Issuance of common stock in connection with March 2025 Offerings, net of issuance costs	1,974,432	20	2,202	—	2,222
Issuance of pre-funded warrants in connection with March 2025 Offerings, net of issuance costs	—	—	2,447	—	2,447
Issuance of common warrants in connection with March 2025 Offerings, net of issuance costs	—	—	4,174	—	4,174
Net loss	—	—	—	(10,616)	(10,616)
March 31, 2025	10,462,250	$105	$1,243,703	$(1,250,415)	$(6,607)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(24,199)	$(10,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8	59
Non-cash lease expense	338	306
Stock-based compensation expense	575	1,164
Non-cash activity related to the sale of future royalties	—	1
Issuance costs associated with warrant liabilities	1,406	—
Change in fair value of warrant liabilities	12,757	—
Changes in operating assets and liabilities:
Accounts receivable	—	1,034
Prepaid expenses and other assets	(126)	825
Accounts payable and accrued liabilities	521	290
Operating lease liability	(281)	(315)
Total adjustments	15,198	3,364
Net cash used in operating activities	(9,001)	(7,252)
Cash flows from investing activities:
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock, preferred stock, pre-funded warrants, and common warrants, net of issuance costs	18,941	10,000
Payment of liability of future royalties, net of imputed interest	—	(2,463)
Net cash provided by financing activities	18,941	7,537
Net increase in cash and cash equivalents and restricted cash	9,940	285
Cash and cash equivalents and restricted cash, beginning of period	5,605	20,541
Cash and cash equivalents and restricted cash, end of period	$15,545	$20,826
Supplemental cash flow data:
Reclassification of January 2026 Series A Common Warrants and January 2026 Series C Common Warrants liability to equity	$28,599	$—
Conversion of preferred stock to common stock and pre-funded warrants upon shareholder approval, net of issuance costs	$2,261	$—
Issuance costs in accounts payable and accrued expenses	$338	$1,157
Cash paid for interest	$—	$453
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$15,001	$20,282
Restricted cash, long-term	544	544
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$15,545	$20,826

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)
1.     Nature of Business
Curis, Inc. is a biotechnology company focused on the development of emavusertib (CA-4948), an orally available, small molecule inhibitor of Interleukin-1 receptor associated kinase, or IRAK4, and FMS-like tyrosine kinase 3, or FLT3. Throughout these Condensed Consolidated Financial Statements, Curis, Inc. and its wholly owned subsidiary are collectively referred to as the “Company” or “Curis”.
The Company is party to an exclusive collaboration agreement with Aurigene Discovery Technologies Limited (“Aurigene”) for the discovery, development and commercialization of small molecule compounds in the areas of immuno-oncology and precision oncology, including emavusertib.
The Company is subject to risks common to companies in the biotechnology industry as well as risks that are specific to the Company’s business, including, but not limited to: the Company’s ability to obtain adequate financing to fund its operations; the Company’s ability to continue as a going concern; the Company’s ability to maintain compliance with Nasdaq's continued listing requirements; the Company’s ability to advance and expand its research and development program for emavusertib; the Company’s ability to establish strategic collaborations; the Company’s reliance on third parties to conduct clinical trials of emavusertib; the Company’s ability to execute on its overall business strategies; the Company’s ability to obtain and maintain necessary intellectual property protection; development by the Company’s competitors of new or better technological innovations; the Company’s ability to comply with regulatory requirements; and the Company’s ability to obtain and maintain applicable regulatory approvals and commercialize any approved drug candidates.
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
The Company will require substantial funds in the immediate term to maintain its research and development program and support operations. The Company has incurred losses and cash outflows from operations since its inception. The Company had an accumulated deficit of $1.3 billion as of March 31, 2026, and incurred a net loss of $24.2 million and used $9.0 million of cash in operations for the three months ended March 31, 2026. The Company expects to continue to generate operating losses in the foreseeable future.
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has concluded there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued. Based on the Company's $15.0 million of existing cash and cash equivalents at March 31, 2026, recurring losses and cash outflows from operations since inception, an expectation of continuing losses and cash outflows from operations for the foreseeable future and the need to raise substantial additional capital to finance the Company's future operations, the Company concluded it does not have sufficient cash on hand to to fund current operations for a period of 12 months from the date of filing this Quarterly Report on Form 10-Q. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.
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
2.     Summary of Significant Accounting Policies
(a)Basis of Presentation and Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the U.S. (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the Securities and Exchange Commission (“SEC”) on March 24, 2026.
In the opinion of the management of the Company, the unaudited Condensed Consolidated Financial Statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at March 31, 2026; the results of operations for the three-month periods ended March 31, 2026 and 2025; stockholders' equity for the three-month periods ended March 31, 2026 and 2025; and the cash flows for the three-month periods ended March 31, 2026 and 2025. The Condensed Consolidated Balance Sheet at December 31, 2025 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
(b)Use of Estimates and Assumptions
The preparation of the Company’s Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosure of expenses and certain assets and liabilities at the balance sheet date. Actual results may differ from such estimates. These interim results are not necessarily indicative of results to be expected for a full year or subsequent interim periods.
(c)New Accounting Pronouncements
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
In accordance with the fair value hierarchy, the following tables show the fair value as of March 31, 2026 and December 31, 2025 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value.

(in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2026:
Assets:
Cash equivalents:
Money market funds	$13,947	$—	$—	$13,947
Total assets at fair value	$13,947	$—	$—	$13,947
Liabilities:
Warrant liability	$—	$—	$1,897	$1,897
Total liabilities at fair value	$—	$—	$1,897	$1,897

The Company concluded that the January 2026 Series A Common Warrants, January 2026 Series B Common Warrants, and January 2026 Series C Common Warrants issued in connection with the January 2026 PIPE Financing were required to be initially classified as liabilities and the January 2026 Series B Common Warrants were classified as liabilities as of the reporting date. The Company recorded the fair value of these warrants upon issuance using the Black-Scholes valuation model and revalues the warrants at each reporting date with any changes in fair value recorded to the Condensed Consolidated Statement of Operations. See Note 7, "Stockholders' Equity", for further discussion on the warrant liability.

(in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2025:
Cash equivalents:
Money market funds	$4,006	$—	$—	$4,006
Total	$4,006	$—	$—	$4,006
4.     Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Employee related	$1,352	$1,623
Research and development	4,675	4,706
Professional and legal	884	932
Other	92	13
Total	$7,003	$7,274

5.     Lease
The Company has a single lease for real estate, including laboratory and office space, and certain equipment, in Lexington, Massachusetts which commenced on May 1, 2020. The lease will expire on April 30, 2027.

As of March 31, 2026, the Company had an operating lease liability of $1.3 million and related right-of-use asset of $1.6 million related to its operating lease. As of December 31, 2025, the Company had an operating lease liability of $1.6 million and related right-of-use asset of $1.9 million related to its operating lease.
The Company recorded lease cost of $0.4 million for each of the three months ended March 31, 2026 and 2025. The Company paid $0.3 million and $0.4 million in rent during the three months ended March 31, 2026 and 2025, respectively. The discount rate associated with the Company’s right-of-use asset is 10%.
6.     Research and Development Collaborations
(a)Aurigene
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
As of March 31, 2026, the Company has licensed the following programs under the collaboration:
1.IRAK4 Program - a precision oncology program of small molecule inhibitors of IRAK4. The development candidate is emavusertib.
2.PD1/TIM3 Program - an immuno-oncology program of small molecule antagonists of PD1 and TIM3 immune checkpoint pathways. The development candidate is CA-327.
3.An immuno-oncology program.
For each of the IRAK4, PD1/TIM3, and the immuno-oncology program, the Company is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one product in each of the U.S., specified countries in the European Union and Japan. Aurigene is obligated to use commercially reasonable efforts to perform its obligations under the development plan for its licensed programs.
For each of the IRAK4, PD1/TIM3, and the immuno-oncology program, the Company has remaining unpaid or unwaived payment obligations of $42.5 million per program, related to regulatory approval and commercial sales milestones, plus specified additional payments for approvals for additional indications, if any.
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
Pursuant to the collaboration agreement, the Company was entitled to a royalty on net sales of Erivedge that ranged from 5% to 7.5%. The royalty rate applicable to Erivedge was decreased by 2% on a country-by-country basis in certain specified circumstances. The Company recognized $2.4 million in royalty revenues under the Genentech collaboration during the three months ended March 31, 2025. Cost of royalties comprised payments to university licensors and was not material for the three months ended March 31, 2025. Prior to the sale of Erivedge, a significant portion of royalty revenues received from Genentech on net sales of Erivedge was paid to Oberland pursuant to the Oberland Purchase Agreement.

7.     Stockholders' Equity
(a)Charter Amendment
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
The Company did not sell any shares of common stock under the 2024 Sales Agreement during both the three months ended March 31, 2026 and 2025. As of March 31, 2026, $98.8 million of shares of common stock remained available for sale under the 2024 Sales Agreement. On July 1, 2025, the Company notified Cantor and JonesTrading that it terminated the prospectus, dated April 12, 2024, related to the 2024 Sales Agreement. On August 8, 2025, the Company filed a new prospectus relating to the shares of common stock to be issued and sold pursuant to the 2024 Sales Agreement. As long as the Company’s public float is under $75.0 million, it is restricted from selling shares of its common stock under its shelf registration statement on Form S-3, including those sold under the 2024 Sales Agreement to an amount, in aggregate, that is no more than one-third of the Company’s public float during the 12 month period immediately prior to, and including, any such sale.
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
During the three months ended March 31, 2026, 764,000 shares of common stock were issued upon the exercise of March 2025 Pre-Funded Warrants.
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
(f)January 2026 PIPE Financing
In January 2026, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold: an aggregate of (i) 20,195 shares of its Series B convertible non-redeemable preferred stock, par value $0.01 per share (the “January 2026 Series B Preferred Stock”), (ii) Series A warrants (the “January 2026 Series A Common Warrants”) to purchase 26,926,675 shares of the Company’s common stock (or, in certain circumstances, pre-funded warrants to purchase shares of Common Stock (the “January 2026 Pre-Funded Warrants”), (iii) Series B warrants (the “January 2026 Series B Common Warrants”) to purchase 26,926,675 shares of common stock (or, in certain circumstances, January 2026 Pre-Funded Warrants) and (iv) Series C warrants to purchase 26,926,675 shares of common stock (or, in certain circumstances, January 2026 Pre-Funded Warrants) (the “January 2026 Series C Common Warrants” and, together with the January 2026 Series A Common Warrants and the January 2026 Series B Common Warrants, the “January 2026 Warrants”) in a private placement (the “January 2026 PIPE Financing”). Each share of January 2026 Series B Preferred Stock was sold together with a January 2026 Series A Common Warrant to purchase 1,333.33 shares of common stock, a January 2026 Series B Common Warrant to purchase 1,333.33 shares of common stock and a January 2026 Series C Common Warrant to purchase 1,333.33 shares of common stock (collectively, a “Security”). The Securities were sold at a purchase price of $1,000.00 per Security. The January 2026 Warrants each have an exercise price of $0.75 per share, subject to conditions defined in the financing agreement as described below with respect to the January 2026 Series B Common Warrants, and have the following termination conditions:
•Series A Common Warrants terminate on January 8, 2031;
•Series B Common Warrants terminate 30 days after the Company announces dosing of the fifth patient in the Phase 2 clinical trial in CLL, subject to conditions defined in the financing agreement, as described below; and
•Series C Common Warrants terminate on July 8, 2027.
On March 17, 2026, Curis stockholders approved (i) an increase in the number of authorized shares of common stock and (ii) the issuance of shares of common stock upon the conversion of the January 2026 Series B Preferred Stock and upon the exercise of the January 2026 Common Warrants in accordance with the listing rules of the Nasdaq Stock Market. On March 20, 2026 each outstanding share of Series B Preferred Stock was automatically converted into 1,333.33 shares of common stock

(the “Automatic Conversion”), subject to the terms of the Certificate of Designations and subject to the applicable Beneficial Ownership Limitations (as defined below). The “Beneficial Ownership Limitations” prohibit the conversion of shares of January 2026 Series B Preferred Stock into common stock in the Automatic Conversion to the extent that, after giving effect to the Automatic Conversion, a purchaser would beneficially own more than a percentage specified by each such purchaser (initially, 4.99%, 9.99% or 19.99%) of the total number of shares of common stock outstanding immediately after giving effect to such conversion. Instead, with respect to any shares of January 2026 Series B Preferred Stock that were not converted in the Automatic Conversion (the “Unconverted Preferred”), the Company issued such purchaser a January 2026 Pre-Funded Warrant exercisable for the number of shares of its common stock equal to the common stock issuable upon conversion of the Unconverted Preferred, subject to the terms and conditions of the Pre-Funded Warrant. The Company issued 26,243,754 shares of common stock and 682,921 January 2026 Pre-Funded Warrants as a result of the Automatic Conversion.
The Company received initial gross proceeds from the offering of $20.2 million, before deducting approximately $1.6 million in aggregate issuance costs related to the offering, which consisted of placement agent fees and offering expenses payable by the Company for net proceeds of approximately $18.6 million, excluding the proceeds from any exercise of the January 2026 Warrants.
The Company determined the classification of each warrant based on the guidance in ASC 480 and ASC 815. At the January 2026 issuance date, the Company concluded that the January 2026 Warrants are required to be initially classified as liabilities as the Company did not have sufficient authorized and unissued shares to settle the warrants, which precludes equity classification under ASC 815-40. In addition, the January 2026 Series B Common Warrants did not meet the equity scope exception under ASC 815-40 due to the exercise price reset feature described below. The January 2026 Series B Preferred Stock was classified as mezzanine equity.
The Company estimated the fair value of each instrument on the date of issuance as follows: $8.2 million for the Series A Common Warrants, $3.7 million for the Series B Common Warrants, and $5.9 million for the Series C Common Warrants, with the remaining $2.5 million of gross proceeds assigned to the Series B Preferred Stock. In estimating the fair values of the January 2026 Warrants at issuance, the Company assumed that it was more likely than not, or 51% probable, that the Company’s stockholders would approve both an increase in the number of authorized shares of common stock and the issuance of shares of common stock upon the exercise of the January 2026 Warrants in accordance with Nasdaq Listing Rules 5635(c) and (d). The Company assigned the issuance costs to the financial instruments in a manner consistent with the proceeds. The Company expensed approximately $1.4 million in issuance costs for the common stock warrants that are classified as liabilities during the three months ended March 31, 2026. The Company recorded approximately $0.2 million in issuance costs as a reduction to additional paid in capital on the Condensed Consolidated Balance Sheets for the Series B Preferred Stock that was classified as mezzanine equity.
Following stockholder approval of the increase in authorized shares on March 17, 2026, the Company reassessed the classification of the warrants and concluded the January 2026 Series A Common Warrants and January 2026 Series C Common Warrants met the equity scope exception under ASC 815-40. The Company estimated the fair value of the January 2026 Series A Common Warrants and the January 2026 Series C Common Warrants as of the reclassification date to be $16.7 million and $11.9 million, respectively, and recognized a loss of $14.5 million related to the change in fair value of the January 2026 Series A Common Warrants and the January 2026 Series C Common Warrants between the date that the warrants were issued and the date that the warrants were reclassified to equity as a component of other expense, net within the Condensed Consolidated Statements of Operations.
The January 2026 Series B Common Warrants will terminate upon the 30th calendar day following the date on which the Company publicly announces that the fifth patient has been dosed in the Company’s Phase 2 clinical trial of emavusertib in combination with an approved Bruton Tyrosine Kinase Inhibitor in chronic lymphocytic leukemia (the “Initial Termination Date”). If the closing sale price of the Company’s common stock at the Initial Termination Date is below the exercise price of $0.75 per share, such exercise price will be reset to the closing sale price of the Company’s common stock on the Initial Termination Date (provided that the exercise price will not be reduced to less than 50% of the initial exercise price) and the Initial Termination Date will be extended an additional 30 days. The January 2026 Series B Common Warrants did not meet the equity scope exception due to the exercise price reset feature and will continue to be liability-classified until the warrants are exercised or expire. During the three months ended March 31, 2026, the Company recognized a gain of $1.8 million, related to the change in fair value of the January 2026 Series B Common Warrants, which is recorded as a component of other expense, net on the Condensed Consolidated Statements of Operations during the three months ended March 31, 2026.
The Company concluded the January 2026 Pre-Funded Warrants issued in connection with the Automatic Conversion were classified as equity. The $2.5 million originally assigned to the Series B Preferred Stock was allocated to the common stock and January 2026 Pre-Funded Warrants as follows: $2.4 million to the common stock and $0.1 million to the January 2026 Pre-Funded Warrants.

The Company calculated the fair value of the October 2024 Common Warrants, March 2025 Common Warrants, July 2025 Common Warrants, and January 2026 Common Warrants using the Black-Scholes option pricing model with the following weighted average inputs:

	January 2026 Series B Common Warrants as of March 31, 2026	January 2026 Series A and C Common Warrants as of March 17, 2026 (reclassification date)	January 2026 Series A, B, and C Common Warrants as of January 8, 2026 (issuance date)	July 2025 Common Warrants as of July 3, 2025 (issuance date)	March 2025 Common Warrants as of March 31, 2025 (issuance date)	October 2024 Common Warrants as of October 28, 2024 (issuance date)
Stock price	$0.45	$0.89	$0.84	$2.15	$2.41	$4.92
Exercise price	$0.57	$0.75	$0.74	$2.15	$2.41	$4.92
Expected term (years)	0.20	2.66	2.35	4.05	1.81	4.78
Risk-free interest rate	3.2%	3.7%	3.6%	3.9%	4.1%	4.1%
Expected volatility	71%	100%	94%	109%	105%	117%
Expected dividend yield	None	None	None	None	None	None
The following table summarizes the changes in the fair value of warrant liabilities, which were classified as Level 3 within fair value hierarchy:

	January 2026 Series A Common Warrants	January 2026 Series B Common Warrants	January 2026 Series C Common Warrants	Total Level 3 Financial Liabilities
Balance, as of December 31, 2025	$—	$—	$—	$—
Initial fair value of warrant liabilities	8,169	3,652	5,918	17,739
Change in fair value of warrant liability	8,536	(1,755)	5,976	12,757
Reclassification of warrant liabilities to equity	(16,705)	—	(11,894)	(28,599)
Balance, as of March 31, 2026	$—	$1,897	$—	$1,897
(g)Common Stock Exchange
In April 2026, the Company exchanged with a shareholder 1,000,000 shares of the Company’s common stock, par value $0.01 per share for pre-funded warrants to purchase 1,000,000 shares of the Company common stock.
8.     Stock Plans and Stock-Based Compensation
As of March 31, 2026, the Company had three stockholder-approved, stock-based compensation plans: (i) the 2026 Incentive Plan (“2026 Plan”), (ii) the Fifth Amended and Restated 2010 Stock Incentive Plan, as amended (“2010 Plan”), and (iii) the Amended and Restated 2010 Employee Stock Purchase Plan (“ESPP”). New employees are generally issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan (“Inducement Awards”).

2026 Stock Incentive Plan
In March 2026, the Company’s stockholders approved the Company’s 2026 Plan under which awards may be made for up to a number of shares of common stock equal to the sum of: (i) 6,407,374 shares of common stock; (ii) such additional number of shares of common stock (up to 3,474,867 shares) as is equal to the number of shares of Common Stock reserved for issuance under the 2010 Stock Incentive Plan (“2010 Plan”) that remain available for grant under the 2010 Plan immediately prior to the date that the 2026 Plan is approved by the Company’s stockholders (the “Effective Date”), or March 17, 2026, and the number of shares of common stock subject to awards granted under the 2010 Plan and the number of shares subject to awards granted under the inducement grant exception under Nasdaq Stock Market Rule 5635(c)(4) (“Inducement Awards”), in each case, that are outstanding as of the Effective Date and which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right, and subject to the terms of the 2026 Plan; and (iii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2027 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2036, equal to the lesser of (i) 5% of the sum of (a) the number of outstanding shares of common stock on such date, (b) the number of shares of common stock issuable upon conversion of any outstanding shares of convertible preferred stock of the Company (without giving effect to any restrictions or limitations on conversion) on such date, (c) the number of shares of common stock issuable upon the exercise of pre-funded warrants (without giving effect to any restrictions or limitations on conversion) issued by the Company as of such date, and (d) the number of shares subject to outstanding awards granted under the 2010 Plan, the 2026 Plan or as Inducement Awards as of such date and (ii) an amount determined by the board of directors. Awards in the form of incentive stock options may be granted with respect to a maximum 25,000,000 shares of common stock under the 2026 Plan.
The 2026 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiary at prices determined by the Company’s board of directors. As of March 31, 2026, the Company has not granted options or stock awards under the 2026 Plan. As of March 31, 2026, 7,409,891 shares remained available for grant under the 2026 Plan.
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
Following approval of the 2026 Plan, no additional awards will be made under the 2010 Plan, although all outstanding awards under the 2010 Plan will remain in effect. During the three months ended March 31, 2026, and prior to the approval of the 2026 Plan, no options or stock awards were granted under the 2010 Plan.
Inducement Awards
The Company grants Inducement Awards to certain new employees. These options generally vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option on each successive quarter thereafter. These options are granted at an exercise price that equals the closing market price of the Company’s common stock on the grant date. During the three months ended March 31, 2026, no Inducement Awards were granted.

Stock Options
A summary of stock option activity under the 2026 Plan, 2010 Plan, and Inducement Awards are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2025	2,429,064	$16.59	7.80	$—
Granted	—	—
Exercised	—	—
Canceled/Forfeited	(101,599)	37.64
Outstanding, March 31, 2026	2,327,465	$15.67	7.40	$—
Exercisable at March 31, 2026	1,164,823	$28.71	6.02	$—
Vested and unvested expected to vest at March 31, 2026	2,327,465	$15.67	7.40	$—
The weighted average grant date fair value of the stock options granted during the three months ended March 31, 2025 was $2.67 and was calculated using the following estimated assumptions under the Black-Scholes option pricing model:

Three Months Ended March 31,
2025
Expected term (years)	6.0
Risk free interest rate	4.4%
Expected volatility	113%
Expected dividends	None
As of March 31, 2026, there was $3.3 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, which is expected to be recognized as expense over a weighted average period of 2.3 years. There were no employee stock options exercised during each of the three months ended March 31, 2026 and 2025.
Restricted Stock Awards
There were no restricted stock awards outstanding as of March 31, 2026 and no restricted stock awards vested during each of the three months ended March 31, 2026 and 2025.
Restricted Stock Units
The following table presents a summary of RSUs under the 2010 Plan as of March 31, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2025	257,400	$3.13
Awarded	—	—
Vested	(64,350)	3.13
Forfeited	(44,700)	3.13
Unvested, March 31, 2026	148,350	$3.13
As of March 31, 2026, there was $0.4 million of unrecognized compensation costs related to RSUs, which are expected to be recognized as expense over a remaining weighted average period of 2.8 years. The fair value of RSUs that vested during the three months ended March 31, 2026 was $0.1 million.

Amended and Restated 2010 Employee Stock Purchase Plan
The Company has reserved 500,000 shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning of the enrollment period or ending date of the purchase period within a two-year enrollment period, as defined. The Company has four six-month purchase periods per each two-year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two-year enrollment resets at the new lower stock price. No shares were issued under the ESPP during the three months ended March 31, 2026 and 2025. As of March 31, 2026, there were 357,814 shares available for future purchase under the ESPP.
Stock-Based Compensation Expense
For the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense to the following line items in its costs and expenses section of the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended March 31,
(in thousands)	2026	2025
Research and development	$229	$592
General and administrative	346	572
Total stock-based compensation expense	$575	$1,164
9.     Loss Per Common Share
Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 2026 and 2025, because the effect of adjusting the weighted average number of common shares outstanding during the period for the potential dilutive effect of common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. The 515,754 shares of common stock underlying the outstanding March 2025 Pre-Funded Warrants, the 1,538,461 shares of common stock underlying the outstanding July 2025 Pre-Funded Warrants, and the 682,921 shares of common stock underlying the outstanding January 2026 Pre-Funded Warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share, basic and diluted, attributable to common stockholders because the shares may be issued for little or no consideration, they are fully vested, and the March 2025 Pre-Funded Warrants, the July 2025 Pre-Funded Warrants, and the January 2026 Pre-Funded Warrants are immediately exercisable upon their issuance date.
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31, 2026:
	2026	2025
Anti-dilutive common stock equivalents:
October 2024 Common Warrants	2,398,414	2,398,414
March 2025 Common Warrants	8,316,882	8,316,882
July 2025 Common Warrants	3,076,921	—
January 2026 Series A Common Warrants	26,926,675	—
January 2026 Series B Common Warrants	26,926,675	—
January 2026 Series C Common Warrants	26,926,675	—
Stock options outstanding	2,327,465	1,595,263
Unvested RSAs	—	40,137
Unvested RSUs	148,350	330,500
Total anti-dilutive common stock equivalents	97,048,057	12,681,196

10.     Segment Information
The Company has determined that it operates in a single reportable segment, which is the research and development of innovative drug candidates for the treatment of human cancer. Resources are allocated and performance is assessed by the Company's President and Chief Executive Officer, whom the Company has determined to be its Chief Operating Decision Maker (CODM).
The CODM considers actual operating results on an annual basis or as needed on a consolidated basis, including consolidated net loss, when making decisions about allocating capital and personnel to the segment in the annual budgeting and forecasting process, which includes comparison of budget to actual and current period to prior period variances. The CODM assesses performance for the operating segment and decides, in part, how to allocate resources based on net loss that also is reported on the Condensed Consolidated Statement of Operations as net loss. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total assets. The Company’s long-lived assets are located in the United States.
In addition to the significant categories included within net loss presented on the Company's Condensed Consolidated Statement of Operations, the following table is representative of the significant expense categories for the three months ended March 31, 2026 and 2025, including a reconciliation to Net loss:

	Three Months Ended March 31,
	2026	2025
Revenues, net	$—	$2,380

Direct research and development	3,652	4,997
Research and development employee related	2,499	3,130
General and administrative employee related	1,767	1,884
Professional, legal, and consulting	2,616	1,263
Change in fair value of warrant liability	12,757	—
Other segment items (1)	908	1,722
Net loss	$24,199	$10,616
(1) Other segment items for the three months ended March 31, 2026 include facility related costs, insurance costs, and interest income. Other segment items for the three months ended March 31, 2025 include cost of royalties, facility related costs, insurance costs, expense related to the sale of future royalties, and interest income.
Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements, based on current expectations and related to future events and our future financial and operational performance, that involve risks and uncertainties. You should review the discussion above under the heading “Risk Factor Summary” and the risk factors detailed further in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K, as supplemented by the updated risk factors discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used throughout this report, the terms “the Company,” “we,” “us,” and “our” refer to the business of Curis, Inc. and its wholly owned subsidiary, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc.

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
TakeAim CLL
In August 2025, we announced a Phase 2 open label clinical study of emavusertib in combination with zanubrutinib in frontline CLL (CA-4948-203, NCT07271667), also known as the TakeAim CLL study. We expect to announce the dosing of our fifth patient by mid-2026, with initial data expected in December 2026.
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
For further information regarding our collaboration and license agreement, refer to Note 6, Research and Development Collaborations, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and Note 9, Research and Development Collaborations, in Item 8 of Part II of our Annual Report on Form 10-K.
Liquidity and Events that Raise Substantial Doubt About Our Ability to Continue as a Going Concern
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, royalties and research and development funding from our corporate collaborators, and the monetization of certain royalty rights. We have never been profitable on an annual basis and had an accumulated deficit of $1.3 billion as of March 31, 2026. For the three months ended March 31, 2026, we incurred a net loss of $24.2 million and used $9.0 million of cash in operations.
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
Financial Operations Overview

General. Our future operating results will largely depend on the progress of emavusertib. The results of our operations will vary significantly from year to year and quarter to quarter and depend on, among other factors, the cost and outcome of any preclinical development or clinical trials then being conducted. For a discussion of our liquidity and funding requirements, see “Liquidity and Events that Raise Substantial Doubt About Our Ability to Continue as a Going Concern” and “Liquidity and Capital Resources—Funding Requirements”.
Revenue. We do not expect to generate any revenues for several years, if ever. Substantially all of our revenues to date have been derived from license fees, research and development payments, and other amounts that we have received from our strategic collaborators and licensees, including royalty payments.
We previously recognized royalty revenues related to Genentech’s sales of Erivedge as part of the Genentech License Agreement. However, a significant portion of our royalty and royalty-related revenues under our collaboration with Genentech was paid to Oberland, pursuant to the Oberland Purchase Agreement. Following the sale of Erivedge in November 2025, we are no longer entitled to revenues under the Genentech License Agreement. For additional information regarding the Genentech License Agreement and Oberland Purchase Agreement, see Note 6, Research and Development Collaborations, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
•the cost of companion drugs;
•facility costs; and
•certain payments that we may make to Aurigene under our collaboration agreement, including, for example, milestone payments.
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
A further discussion of some of the risks and uncertainties associated with completing our research and development program on schedule, or at all, and some consequences of failing to do so, are set forth under Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K, as supplemented by the risk factors discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
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

Results of Operations
Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Percentage Increase (Decrease)
	2026	2025
	(in thousands)
Revenues, net:	$—	$2,380	(100)%
Costs and expenses:
Cost of royalties	—	14	(100)%
Research and development	6,449	8,539	(24)%
General and administrative	5,070	3,984	27%
Other income (expense)	(12,680)	(459)	>100%
Net loss	$(24,199)	$(10,616)	>100%
Revenues, net
Revenues, net during the three months ended March 31, 2025 was primarily comprised of royalties on net sales of Erivedge. Following the sale of Erivedge in November 2025, we are no longer entitled to royalties on net sales of Erivedge.
Cost of Royalties
Cost of royalties during the three months ended March 31, 2025 was comprised of amounts due to third-party university patent licensors in connection with Genentech and Roche's net sales of Erivedge. Following the sale of Erivedge in November 2025, we are no longer obligated to make payments to licensors.
Research and Development Expenses.
Research and development expenses are summarized as follows:

	Three Months Ended March 31,		Percentage Increase (Decrease)
	2026	2025
	(in thousands)
Direct research and development	$3,652	$4,997	(27)%
Employee related	2,499	3,130	(20)%
Facility related	298	412	(28)%
Total research and development expenses	$6,449	$8,539	(24)%

Research and development expenses decreased by $2.1 million, or 24%, in the three months ended March 31, 2026 as compared to the same period in 2025. The decrease was primarily attributable to lower employee related and manufacturing costs.
We expect a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance emavusertib, including clinical and preclinical development costs, manufacturing, and payments to our collaborators and/or licensors.

General and Administrative Expenses.
General and administrative expenses are summarized as follows:

	Three Months Ended March 31,		Percentage Increase (Decrease)
	2026	2025
	(in thousands)
Employee related	$1,767	$1,884	(6)%
Professional, legal, and consulting	2,616	1,263	>100%
Facility related	531	632	(16)%
Insurance	156	205	(24)%
Total general and administrative expenses	$5,070	$3,984	27%
General and administrative expenses increased by $1.1 million, or 27%, in the three months ended March 31, 2026 as compared to the same period in 2025. The increase was primarily attributable to expenses associated with the January 2026 PIPE Financing, partially offset by a decrease in employee related costs.
Other Expense
Other expense increased by $12.2 million, or greater than 100%, in the three months ended March 31, 2026 as compared to the same period in 2025. The increase was primarily attributable to the change in fair value of the warrant liability associated with the January 2026 PIPE Financing, partially offset by a decrease in the expense related to the sale of future royalties.
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
As of March 31, 2026, our principal sources of liquidity consisted of cash and cash equivalents of $15.0 million, excluding restricted cash, long-term of $0.5 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase. We maintain cash balances with financial institutions in excess of insured limits.
Equity Offerings
In February 2024, we entered into an amended and restated sales agreement with Cantor Fitzgerald & Co. (“Cantor”) and JonesTrading Institutional Services LLC (“JonesTrading”) (the “2024 Sales Agreement”). Pursuant to the 2024 Sales Agreement, we can sell from time to time up to $100.0 million shares of the Company’s common stock through an “at-the-market offering” program under which Cantor and JonesTrading act as sales agents. We sold no shares of common stock under the 2024 Sales Agreement during the three months ended March 31, 2026. As of March 31, 2026, $98.8 million of shares of common stock remained available for sale under the 2024 Sales Agreement. As long as our public float is under $75.0 million, we are restricted from selling shares of our common stock under our shelf registration statement on Form S-3, including those sold under the 2024 Sales Agreement to an amount, in aggregate, that is no more than one-third of our public float during the 12 month period immediately prior to, and including, any such sale.
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
In January 2026, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we sold and issued: an aggregate of (i) 20,195 shares of our Series B convertible non-redeemable preferred stock, par value $0.01 per share, or the January 2026 Series B Preferred Stock, (ii) Series A warrants, or the January 2026 Series A Common Warrants, to purchase 26,926,675 shares of our common stock (or, in certain circumstances, pre-funded warrants to purchase shares of Common Stock), or the January 2026 Pre-Funded Warrants, (iii) Series B warrants, or the January 2026 Series B Common Warrants, to purchase 26,926,675 shares of common stock (or, in certain circumstances, January 2026 Pre-Funded Warrants) and (iv) Series C warrants to purchase 26,926,675 shares of common stock (or, in certain circumstances, January 2026 Pre-Funded Warrants), or the January 2026 Series C Common Warrants and, together with the January 2026 Series A Common Warrants and the January 2026 Series B Common Warrants, the January 2026 Warrants, in the January 2026 PIPE Financing. Each share of the January 2026 Series B Preferred Stock was sold together with a January 2026 Series A Common Warrant to purchase 1,333.33 shares of common stock, a January 2026 Series B Common Warrant to purchase 1,333.33 shares of common stock and a January 2026 Series C Common Warrant to purchase 1,333.33 shares of common stock, collectively, a Security. The Securities were sold at a purchase price of $1,000.00 per Security. The January 2026 Warrants each have an exercise price of $0.75 per share, subject to conditions defined in the financing agreement, and have the following termination conditions:
•Series A Common Warrants terminate on January 8, 2031;
•Series B Common Warrants terminate 30 days after we announce dosing of the fifth patient in the Phase 2 clinical trial in CLL, subject to conditions defined in the financing agreement; and
•Series C Common Warrants terminate on July 8, 2027.
The January 2026 Series B Common Warrants will terminate upon the 30th calendar day following the date on which the Company publicly announces that the fifth patient has been dosed in the Company’s Phase 2 clinical trial of emavusertib in combination with an approved Bruton Tyrosine Kinase Inhibitor in chronic lymphocytic leukemia (the “Initial Termination Date”). If the closing sale price of the our common stock at the Initial Termination Date is below the exercise price of $0.75 per share, such exercise price will be reset to the closing sale price of the our common stock on the Initial Termination Date (provided that the exercise price will not be reduced to less than 50% of the initial exercise price) and the Initial Termination Date will be extended an additional 30 days.

On March 17, 2026, our stockholders approved the January 2026 PIPE Financing and on March 20, 2026 each outstanding share of Series B Preferred Stock was automatically converted into 1,333.33 shares of common stock (the “Automatic Conversion”), subject to the terms of the Certificate of Designations and subject to the applicable Beneficial Ownership Limitations (as defined below). The “Beneficial Ownership Limitations” prohibit the conversion of shares of January 2026 Series B Preferred Stock into common stock in the Automatic Conversion to the extent that, after giving effect to the Automatic Conversion, a purchaser would beneficially own more than a percentage specified by each such purchaser (initially, 4.99%, 9.99% or 19.99%) of the total number of shares of common stock outstanding immediately after giving effect to such conversion. Instead, with respect to any shares of January 2026 Series B Preferred Stock that were not converted in the Automatic Conversion (the “Unconverted Preferred”), we issued such purchaser a Pre-Funded Warrant exercisable for the number of shares of its common stock equal to the common stock issuable upon conversion of the Unconverted Preferred, subject to the terms and conditions of the Pre-Funded Warrant. We issued 26,243,754 shares of common stock and 682,921 January 2026 Pre-Funded Warrants as a result of the Automatic Conversion.
The net proceeds we received from the January 2026 PIPE Financing were approximately $18.6 million, excluding the proceeds from any exercise of the January 2026 Warrants.
Royalty Interest Purchase Agreement
In March 2019, we and Curis Royalty entered into the royalty interest purchase agreement, or the Oberland Purchase Agreement, with TPC Investments I LP and TPC Investments II LP, or the Purchasers. We sold to the Purchasers rights to a portion of certain royalty and royalty-related payments excluding a portion of non-U.S. royalties retained by Curis Royalty, referred to as the Purchased Receivables, owed by Genentech under our collaboration agreement with Genentech.
In November 2025, we sold Erivedge to TPC Investments Royalty LLC, a limited liability company managed by Oberland Capital Management, LLC, or Oberland, in exchange for upfront consideration of $2.5 million and a release of our liability related to sale of future royalties to Oberland. In connection with such transaction, we transferred to Curis Royalty all rights to Curis Technology, Inventions and Joint Patents (each as defined in the Genentech License Agreement) and assigned our rights, duties and obligations under the Genentech License Agreement to Curis Royalty. Following the sale of Erivedge, we are no longer entitled to revenues under the Genentech License Agreement.
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Percentage Increase (Decrease)
	2026	2025
	(in thousands)
Net cash used in operating activities	$(9,001)	$(7,252)	24%
Net cash provided by investing activities	—	—	N/A
Net cash provided by financing activities	18,941	7,537	>100%
Net increase in cash and cash equivalents and restricted cash	$9,940	$285	>100%
Cash Flows from Operating Activities
Cash flows from operating activities consist of our net loss adjusted for various non-cash items and changes in operating assets and liabilities. Cash used in operating activities increased by $1.7 million, or 24%, primarily due to timing of payments.
Cash Flows from Investing Activities
There was no cash provided by or used in investing activities during both the three months ended March 31, 2026 and 2025.
Cash Flows from Financing Activities
Cash provided by financing activities increased by $11.4 million, or greater than 100%. Cash provided by financing activities during the three months ended March 31, 2026 was due to proceeds from the January 2026 PIPE Financing. Cash provided by financing activities during the three months ended March 31, 2025 was due to proceeds from the March 2025 Offerings, partially offset by payments related to the Oberland Purchase Agreement.

Funding Requirements
We have incurred significant losses since our inception. As of March 31, 2026, we had an accumulated deficit of approximately $1.3 billion. We will require substantial funds in the immediate term to continue our research and development program and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for emavusertib as well as development candidates we have and continue to license under our collaboration with Aurigene. We will require substantial additional capital in the immediate term to fund the further development of emavusertib and our general and administrative costs. Moreover, our agreements with collaborators impose significant potential financial obligations on us.
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
Contractual Obligations
There have been no material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Critical Accounting Estimates
The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosure of expenses and certain assets and liabilities at our balance sheet date. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
During the three months ended March 31, 2026, there were no material changes to our critical accounting estimates as reported in our Annual Report on Form 10-K.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2026.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1A.    RISK FACTORS
We are subject to a number of risks that could materially and adversely affect our business, financial condition, and results of operations and future prospects, including those identified in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 24, 2026, as supplemented by the updated risk factors set forth below. Other than the risk factor described below, as of March 31, 2026, there have been no material changes from the risk factors previously disclosed in response to Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.
We are not in compliance with the requirements for continued listing on the Nasdaq Capital Market. Our common stock is subject to delisting, which would decrease the liquidity of our common stock and our ability to raise additional capital.
We are required to meet specified requirements to maintain our listing on the Nasdaq Capital Market, including a minimum bid price of $1.00 per share for our common stock and standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements.

In the past we have, from time to time, received deficiency letters from Nasdaq as a consequence of our failure to satisfy such requirements. On February 3, 2026, we received written notice from Nasdaq indicating that we regained compliance with Nasdaq Listing Rule 5550(b)(2), or MVLS Rule, and was in full compliance with the terms set forth by the Nasdaq Hearings Panel, or Panel. However, we would remain subject to a Discretionary Panel Monitor for a period of one-year. If, within the one-year monitoring period, the Staff finds us again out of compliance with any of Nasdaq’s Listing Rules, the Staff will issue a Delist Determination Letter and we would have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable, and we would have the opportunity to respond/present to the Hearings Panel as provided by Listing Rule 5815(d)(4)(C).
On April 27, 2026, we received a Delist Determination Letter from the Staff notifying us that the bid price for our common stock had closed for the last 30 consecutive business days below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2), or Bid Price Rule, and our securities will be scheduled for delisting from Nasdaq and suspended at the opening of trading on May 6, 2026 unless we timely appeal the Staff’s delisting determination by requesting a hearing with the initial Panel or a new Hearings Panel. On May 4, 2026, we requested a hearing which stayed any further delisting actions.
However, there can be no assurance that any Hearings Panel will grant us additional time to regain compliance with the Bid Price Rule or if we will be able to suspend or delay our delisting from Nasdaq. If we are delisted from Nasdaq, we may transfer to and commence trading on the OTC Markets or another quotation medium. As a result, an investor would likely find it more difficult to trade or obtain accurate price quotations for our shares. Delisting would likely also reduce the visibility, liquidity, and value of our common stock, could have a material adverse effect on our access to capital markets and our ability to raise capital on terms acceptable to us, or at all, to provide stock-based incentives to attract and retain personnel, reduce institutional investor interest in our company, and may increase the volatility of our common stock. Delisting could also be considered a material adverse event or an event of default in certain of our third-party contracts or cause a loss of confidence of potential industry partners, lenders, and employees, which could further harm our business and our future prospects. In addition, our common stock could be deemed to be a “penny stock,” which could result in reduced levels of trading in our common stock, and we would also become subject to additional state securities regulations in connection with any sales of our securities. Some or all of these material adverse consequences may contribute to a further decline in our stock price.
Item 5.    OTHER INFORMATION
(a)None
(b)None
(c)Director and Executive Officer Trading Arrangements
During the first quarter of 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6.    EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Curis, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 17, 2026)
4.1
Form of Series A Common Warrant issued pursuant to the Securities Purchase Agreement, dated January 7, 2026 by and among Curis, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 8, 2026)

4.2
Form of Series B Common Warrant issued pursuant to the Securities Purchase Agreement, dated January 7, 2026 by and among Curis, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 8, 2026)

4.3
Form of Series C Common Warrant issued pursuant to the Securities Purchase Agreement, dated January 7, 2026 by and among Curis, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on January 8, 2026)

4.4
Form of Pre-Funded Warrant issued pursuant to the Securities Purchase Agreement, dated January 7, 2026, by and among Curis, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on January 8, 2026)

10.1	2026 Incentive Plan (incorporated by reference to Appendix B of the Company’s Proxy Statement on Scheduled 14A, filed on February 19, 2026)
10.2
Securities Purchase Agreement, dated January 7, 2026, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 8, 2026)

10.3
Registration Rights Agreement, dated January 7, 2026, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 8, 2026)

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

CURIS, INC.

Dated:	May 12, 2026	By:	/S/ JAMES E. DENTZER
James E. Dentzer
President and Chief Executive Officer
(Principal Executive Officer)

CURIS, INC.

		By:	/S/ DIANTHA DUVALL
Diantha Duvall
Chief Financial Officer
(Principal Financial and Accounting Officer)