Form 10-Q
period 2026-06-30
CURIS INC
filed 2026-08-14
CIK 1108205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
As of August 11, 2026, there were 2,090,077 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CURIS, INC. QUARTERLY REPORT ON FORM 10-Q

		Page Number
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	5

	Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025	5

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2026 and 2025	6

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three and Six Months Ended June 30, 2026 and 2025	7

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025	9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	33

Item 5.	Other Information	34

Item 6.	Exhibits	36

Signatures		38

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

•Our ability to continue meeting the listing standards of The Nasdaq Stock Market LLC; and
•Other risks referenced in this report and in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report on Form 10-K”), as supplemented by the updated risk factors discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
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

PART I—FINANCIAL INFORMATION
Item 1.    UNAUDITED FINANCIAL STATEMENTS

CURIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$5,073	$5,061
Restricted cash, short-term	544	—
Prepaid expenses and other current assets	1,107	1,854
Total current assets	6,724	6,915
Property and equipment, net	46	62
Restricted cash, long-term	—	544
Operating lease right-of-use asset	1,206	1,890
Other assets	2,012	1,573
Goodwill	8,982	8,982
Total assets	$18,970	$19,966
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,388	$5,612
Accrued liabilities	7,243	7,274
Current portion of operating lease liability	1,044	1,190
Total current liabilities	13,675	14,076
Long-term operating lease liability	—	428
Warrant liability	600	—
Total liabilities	14,275	14,504
Stockholders’ equity:
Preferred stock, $0.01 par value—5,000,000 shares authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value—567,514,300 shares authorized, 1,949,041 shares issued and outstanding at June 30, 2026; 68,343,750 shares authorized, 646,537 shares issued and outstanding at December 31, 2025	19	6
Additional paid-in capital	1,284,837	1,252,837
Accumulated deficit	(1,280,161)	(1,247,381)
Total stockholders’ equity	4,695	5,462
Total liabilities and stockholders’ equity	$18,970	$19,966

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues, net	$—	$2,749	$—	$5,129
Operating expenses:
Cost of royalties	—	16	—	30
Research and development	6,714	7,458	13,163	15,997
General and administrative	3,226	3,526	8,296	7,510
Total operating expenses	9,940	11,000	21,459	23,537
Loss from operations	(9,940)	(8,251)	(21,459)	(18,408)
Other income (expense):
Interest income	62	92	139	185
Expense related to the sale of future royalties	—	(434)	—	(986)
Change in fair value of warrant liabilities	1,297	—	(11,460)	—
Total other income (expense)	1,359	(342)	(11,321)	(801)
Net loss	$(8,581)	$(8,593)	$(32,780)	$(19,209)
Net loss per common share (basic and diluted)	$(4.02)	$(13.61)	$(21.08)	$(36.33)
Weighted average common shares (basic and diluted)	2,135,906	631,475	1,555,317	528,699

Net loss and comprehensive loss	$(8,581)	$(8,593)	$(32,780)	$(19,209)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2025	—	$—	646,537	$6	$1,252,837	$(1,247,381)	$5,462
Stock-based compensation	—	—	—	—	575	—	575
Issuance of convertible preferred stock in connection with January 2026 PIPE Financing, net of issuance costs	20,195	2,261	—	—	—	—	—
Conversion of convertible preferred stock to common stock and pre-funded warrants upon shareholder approval	(20,195)	(2,261)	1,312,200	13	2,248	—	2,261
Reclassification of Series A Common Warrants liability to equity	—	—	—	—	16,705	—	16,705
Reclassification of Series C Common Warrants liability to equity	—	—	—	—	11,894	—	11,894
Issuance of common stock under employee benefit plans, net of shares received to settle minimum tax obligation for vesting of restricted stock units	—	—	2,104	—	1	—	1
Exercise of prefunded warrants	—	—	38,200	1	7	—	8
Net loss	—	—	—	—	—	(24,199)	(24,199)
March 31, 2026	—	$—	1,999,041	$20	$1,284,267	$(1,271,580)	$12,707
Stock-based compensation	—	—	—	—	569	—	569
Issuance of pre-funded warrants in exchange for common stock	—	—	(50,000)	(1)	1	—	—
Net loss	—	—	—	—	—	(8,581)	(8,581)
June 30, 2026	—	$—	1,949,041	$19	$1,284,837	$(1,280,161)	$4,695

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
December 31, 2024	424,478	$4	$1,233,797	$(1,239,799)	$(5,998)
Stock-based compensation	—	—	1,164	—	1,164
Issuance of common stock in connection with March 2025 Offerings, net of issuance costs	98,724	1	2,221	—	2,222
Issuance of pre-funded warrants in connection with March 2025 Offerings, net of issuance costs	—	—	2,447	—	2,447
Issuance of common warrants in connection with March 2025 Offerings, net of issuance costs	—	—	4,174	—	4,174
Net loss	—	—	—	(10,616)	(10,616)
March 31, 2025	523,202	$5	$1,243,803	$(1,250,415)	$(6,607)
Stock-based compensation	—	—	1,135	—	1,135
Issuance of common stock under employee benefit plans, net of shares received to settle minimum tax obligation for vesting of restricted stock awards	1,219	—	77	—	77
Cancellation of restricted stock awards	(25)	—	—	—	—
Exercise of pre-funded warrants	11,113	—	2	—	2
Net loss	—	—	—	(8,593)	(8,593)
June 30, 2025	535,509	$5	$1,245,017	$(1,259,008)	$(13,986)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(32,780)	$(19,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16	101
Non-cash lease expense	684	620
Stock-based compensation expense	1,144	2,299
Non-cash activity related to the sale of future royalties	—	3
Issuance costs associated with warrant liabilities	1,406	—
Change in fair value of warrant liabilities	11,460	—
Changes in operating assets and liabilities:
Accounts receivable	—	597
Prepaid expenses and other assets	308	854
Accounts payable and accrued liabilities	(311)	119
Operating lease liability	(574)	(645)
Total adjustments	14,133	3,948
Net cash used in operating activities	(18,647)	(15,261)
Cash flows from investing activities:
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock, preferred stock, pre-funded warrants, and common warrants, net of issuance costs	18,659	9,422
Payment of liability of future royalties, net of imputed interest	—	(4,020)
Net cash provided by financing activities	18,659	5,402
Net increase (decrease) in cash and cash equivalents and restricted cash	12	(9,859)
Cash and cash equivalents and restricted cash, beginning of period	5,605	20,541
Cash and cash equivalents and restricted cash, end of period	$5,617	$10,682
Supplemental cash flow data:
Reclassification of January 2026 Series A Common Warrants and January 2026 Series C Common Warrants liability to equity	$28,599	$—
Conversion of preferred stock to common stock and pre-funded warrants upon shareholder approval, net of issuance costs	$2,261	$—
Issuance costs in accounts payable and accrued expenses	$56	$808
Cash paid for interest	$—	$802
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$5,073	$10,138
Restricted cash	544	544
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$5,617	$10,682

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
The Company will require substantial funds in the immediate term to maintain its research and development program and support operations. The Company has incurred losses and cash outflows from operations since its inception. The Company had an accumulated deficit of $1.3 billion as of June 30, 2026, and incurred a net loss of $32.8 million and used $18.6 million of cash in operations for the six months ended June 30, 2026. The Company expects to continue to generate operating losses in the foreseeable future.
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has concluded there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued. In August 2026, the Company completed a public offering (the “August 2026 Public Offering”) for estimated net proceeds of approximately $4.8 million, after deducting placement agent fees and estimated offering expenses. Based on the Company's $5.1 million of existing cash and cash equivalents at June 30, 2026, together with the proceeds from the August 2026 Public Offering, recurring losses and cash outflows from operations since inception, an expectation of continuing losses and cash outflows from operations for the foreseeable future and the need to raise substantial additional capital to finance the Company's future operations, the Company concluded it does not have sufficient cash on hand to fund current operations for a period of 12 months from the date of filing this Quarterly Report on Form 10-Q. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.
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
In the opinion of the management of the Company, the unaudited Condensed Consolidated Financial Statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at June 30, 2026; the results of operations for the three and six-month periods ended June 30, 2026 and 2025; convertible preferred stock and stockholders' equity for the three and six-month periods ended June 30, 2026 and 2025; and the cash flows for the six-month periods ended June 30, 2026 and 2025. The Condensed Consolidated Balance Sheet at December 31, 2025 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
On July 6, 2026, the Company effected a 1-for-20 reverse stock split of its common stock (“the Reverse Stock Split”). All references to shares of common stock outstanding, average number of shares outstanding and per share amounts in these condensed consolidated financial statements and notes to condensed consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split. The Reverse Stock Split did not impact the number of authorized shares of common stock or preferred stock or the par value per share of the common stock or preferred stock.
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
In accordance with the fair value hierarchy, the following tables show the fair value as of June 30, 2026 and December 31, 2025 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value.

(in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2026:
Assets:
Cash equivalents:
Money market funds	$4,271	$—	$—	$4,271
Total assets at fair value	$4,271	$—	$—	$4,271
Liabilities:
Warrant liability	$—	$—	$600	$600
Total liabilities at fair value	$—	$—	$600	$600

The Company concluded that the January 2026 Series A Common Warrants, January 2026 Series B Common Warrants, and January 2026 Series C Common Warrants issued in connection with the January 2026 PIPE Financing were required to be initially classified as liabilities and the January 2026 Series B Common Warrants continue to be classified as liabilities as of the reporting date. The Company recorded the fair value of these warrants upon issuance using the Black-Scholes valuation model and revalues the warrants that remain liability-classified at each reporting date with any changes in fair value recorded to the Condensed Consolidated Statement of Operations. See Note 7, Stockholders' Equity, for further discussion on the warrant liability.

(in thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2025:
Cash equivalents:
Money market funds	$4,006	$—	$—	$4,006
Total	$4,006	$—	$—	$4,006

4.     Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Employee related	$1,269	$1,623
Research and development	4,822	4,706
Professional and legal	894	932
Other	258	13
Total	$7,243	$7,274

5.     Lease
The Company has a single lease for real estate, including laboratory and office space, and certain equipment, in Lexington, Massachusetts which commenced on May 1, 2020. The lease will expire on April 30, 2027.
As of June 30, 2026, the Company had an operating lease liability of $1.0 million and related right-of-use asset of $1.2 million related to its operating lease. As of December 31, 2025, the Company had an operating lease liability of $1.6 million and related right-of-use asset of $1.9 million related to its operating lease.
The Company recorded lease cost of $0.4 million for each of the three months ended June 30, 2026 and 2025. The Company recorded lease cost of $0.7 million for each of the six months ended June 30, 2026 and 2025. The Company paid $0.3 million and $0.4 million in rent during the three months ended June 30, 2026 and 2025, respectively. The Company paid $0.6 million and $0.8 million in rent during the six months ended June 30, 2026 and 2025, respectively. The discount rate associated with the Company’s right-of-use asset is 10%.
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
As of June 30, 2026, the Company has licensed the following programs under the collaboration:
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
(b)Genentech
In June 2003, the Company licensed its proprietary Hedgehog pathway antagonist technologies to Genentech for human therapeutic use. Erivedge is being commercialized by Genentech in the U.S. and by Genentech’s parent company, Roche, outside of the U.S. for the treatment of advanced basal cell carcinoma.

In November 2025, the Company sold Erivedge to TPC Investments Royalty LLC, a limited liability company managed by Oberland Capital Management, LLC. Following the sale of Erivedge, the Company is no longer entitled to revenues under the Genentech License Agreement.
Prior to the sale of Erivedge, the Company recognized $2.7 million and $5.1 million in royalty revenues under the Genentech collaboration during the three and six months ended June 30, 2025, respectively. Cost of royalties comprised payments to university licensors and was not material for the three and six months ended June 30, 2025. Prior to the sale of Erivedge, a significant portion of royalty revenues received from Genentech on net sales of Erivedge was paid to Oberland pursuant to the Oberland Purchase Agreement.
7.     Stockholders' Equity
(a)Charter Amendment
In March 2026, the Company's stockholders approved an increase to the number of authorized shares of its common stock from 68,343,750 shares to 283,757,150 shares.
In May 2026, the Company's stockholders approved an increase to the number of authorized shares of its common stock from 283,757,150 shares to 567,514,300 shares.
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
The Company did not sell any shares of common stock under the 2024 Sales Agreement during both the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, $98.8 million of shares of common stock remained available for sale under the 2024 Sales Agreement. On July 1, 2025, the Company notified Cantor and JonesTrading that it terminated the prospectus, dated April 12, 2024, related to the 2024 Sales Agreement. On August 8, 2025, the Company filed a new prospectus relating to the shares of common stock to be issued and sold pursuant to the 2024 Sales Agreement. As long as the Company’s public float is under $75.0 million, it is restricted from selling shares of its common stock under its shelf registration statement on Form S-3, including those sold under the 2024 Sales Agreement to an amount, in aggregate, that is no more than one-third of the Company’s public float during the 12 month period immediately prior to, and including, any such sale.
(c)October 2024 Offerings
In October 2024, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold: (i) in a registered direct offering, 119,933 shares of the Company's common stock and (ii) in a concurrent private placement, warrants to purchase up to an aggregate of 119,933 shares of the Company's common stock (the “October 2024 Common Warrants”), at an exercise price of $98.40 per share. The registered direct offering and concurrent private placement are collectively referred to as the “October 2024 Offerings”. The October 2024 Common Warrants were exercisable immediately upon closing on October 30, 2024 and will expire five years following the issuance date. The combined purchase price for one share of common stock and the associated October 2024 Common Warrant was $100.90. The net proceeds to the Company from the October 2024 Offerings were approximately $10.8 million, excluding the proceeds from any exercise of the October 2024 Common Warrants.
The Company concluded the October 2024 Common Warrants meet the equity scope exception under ASC 815-40. The total net proceeds were allocated to the common stock and the October 2024 Common Warrants based on the relative fair value. The relative fair value of the common stock and October 2024 Common Warrants were $6.0 million and $4.8 million, respectively.

(d)March 2025 Offerings
In March 2025, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold: (i) in a registered direct offering, 98,724 shares of the Company’s common stock and (ii) in a concurrent private placement, (a) in lieu of shares to certain investors, pre-funded warrants to purchase up to an aggregate of 109,204 shares of common stock (the “March 2025 Pre-Funded Warrants”), at an exercise price of $0.20 per share, and (b) warrants to purchase up to an aggregate of 415,846 shares of common stock (the “March 2025 Common Warrants”), at an exercise price of $48.20 per share. The March 2025 Pre-Funded Warrants and the March 2025 Common Warrants are collectively referred to as “March 2025 Warrants”. The registered direct offering and concurrent private placement are collectively referred to as the “March 2025 Offerings”. Each March 2025 Pre-Funded Warrant was exercisable immediately upon issuance and continuing through and including the date the March 2025 Pre-Funded Warrant is exercised in full. Each March 2025 Common Warrant was exercisable beginning on the effective date of stockholder approval of the issuance of the shares of common stock upon exercise of the March 2025 Common Warrants, which occurred on May 20, 2025, and has a term of five years from the date of issuance. The combined purchase price for one share of the Company's common stock and the associated March 2025 Common Warrant was $48.20. The combined purchase price for one March 2025 Pre-Funded Warrant and the associated March 2025 Common Warrant was $48.00. The net proceeds to the Company from the March 2025 Offerings were approximately $8.8 million, excluding the proceeds from any exercise of the March 2025 Warrants.
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
During the six months ended June 30, 2026, 38,200 shares of common stock were issued upon the exercise of March 2025 Pre-Funded Warrants. During the three months ended June 30, 2026, no shares of common stock were issued upon the exercise of March 2025 Pre-Funded Warrants.
(e)July 2025 Offerings
In July 2025, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold: (i) in a registered direct offering, 76,928 shares of the Company's common stock and (ii) in a concurrent private placement, (a) in lieu of shares to certain investors, pre-funded warrants to purchase up to an aggregate of 76,926 shares of common stock (the “July 2025 Pre-Funded Warrants”), at an exercise price of $0.20 per share, and (b) warrants to purchase up to an aggregate of 153,854 shares of common stock (the “July 2025 Common Warrants”), at an exercise price of $43.00 per share. The July 2025 Pre-Funded Warrants and the July 2025 Common Warrants are collectively referred to as “July 2025 Warrants”. The registered direct offering and concurrent private placement are collectively referred to as the “July 2025 Offerings”. Each July 2025 Pre-Funded Warrant was exercisable immediately upon issuance and continuing through and including the date the July 2025 Pre-Funded Warrant is exercised in full. Each July 2025 Common Warrant was exercisable immediately upon issuance and has a term of five years from the date of issuance. The combined purchase price for one share of the Company's common stock and the associated July 2025 Common Warrant was $45.50. The combined purchase price for one July 2025 Pre-Funded Warrant and the associated July 2025 Common Warrant was $45.30. The net proceeds to the Company from the July 2025 Offerings were approximately $6.1 million, excluding the proceeds from any exercise of the July 2025 Warrants.
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

(f)January 2026 PIPE Financing
In January 2026, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold an aggregate of (i) 20,195 shares of its Series B convertible non-redeemable preferred stock, par value $0.01 per share (the “January 2026 Series B Preferred Stock”), (ii) Series A warrants (the “January 2026 Series A Common Warrants”) to purchase 1,346,346 shares of the Company’s common stock (or, in certain circumstances, pre-funded warrants to purchase shares of Common Stock (the “January 2026 Pre-Funded Warrants”), (iii) Series B warrants (the “January 2026 Series B Common Warrants”) to purchase 1,346,346 shares of common stock (or, in certain circumstances, January 2026 Pre-Funded Warrants) and (iv) Series C warrants to purchase 1,346,346 shares of common stock (or, in certain circumstances, January 2026 Pre-Funded Warrants) (the “January 2026 Series C Common Warrants” and, together with the January 2026 Series A Common Warrants and the January 2026 Series B Common Warrants, the “January 2026 Warrants”) in a private placement (the “January 2026 PIPE Financing”). Each share of January 2026 Series B Preferred Stock was sold together with a January 2026 Series A Common Warrant to purchase 66.6665 shares of common stock, a January 2026 Series B Common Warrant to purchase 66.6665 shares of common stock and a January 2026 Series C Common Warrant to purchase 66.6665 shares of common stock (collectively, a “Security”). The Securities were sold at a purchase price of $1,000.00 per Security. The January 2026 Warrants each have an exercise price of $15.00 per share, subject to conditions defined in the financing agreement as described below with respect to the January 2026 Series B Common Warrants, and have the following termination conditions:
•Series A Common Warrants terminate on January 8, 2031;
•Series B Common Warrants terminate 30 days after the Company announces dosing of the fifth patient in the Phase 2 clinical trial in CLL, which occurred on July 30, 2026, subject to conditions defined in the financing agreement, as described below; and
•Series C Common Warrants terminate on July 8, 2027.
In March 2026, Curis stockholders approved (i) an increase in the number of authorized shares of common stock and (ii) the issuance of shares of common stock upon the conversion of the January 2026 Series B Preferred Stock and upon the exercise of the January 2026 Common Warrants in accordance with the listing rules of the Nasdaq Stock Market. Each outstanding share of Series B Preferred Stock was automatically converted into 67 shares of common stock (the “Automatic Conversion”), subject to the terms of the Certificate of Designations and subject to the applicable Beneficial Ownership Limitations (as defined below). The “Beneficial Ownership Limitations” prohibit the conversion of shares of January 2026 Series B Preferred Stock into common stock in the Automatic Conversion to the extent that, after giving effect to the Automatic Conversion, a purchaser would beneficially own more than a percentage specified by each such purchaser (initially, 4.99%, 9.99% or 19.99%) of the total number of shares of common stock outstanding immediately after giving effect to such conversion. Instead, with respect to any shares of January 2026 Series B Preferred Stock that were not converted in the Automatic Conversion (the “Unconverted Preferred”), the Company issued such purchaser a January 2026 Pre-Funded Warrant exercisable for the number of shares of its common stock equal to the common stock issuable upon conversion of the Unconverted Preferred, subject to the terms and conditions of the Pre-Funded Warrant. The Company issued 1,312,200 shares of common stock and 34,148 January 2026 Pre-Funded Warrants as a result of the Automatic Conversion.
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
The Company estimated the fair value of each instrument on the date of issuance as follows: $8.2 million for the Series A Common Warrants, $3.7 million for the Series B Common Warrants, and $5.9 million for the Series C Common Warrants, with the remaining $2.5 million of gross proceeds assigned to the Series B Preferred Stock. In estimating the fair values of the January 2026 Warrants at issuance, the Company assumed that it was more likely than not, or 51% probable, that the Company’s stockholders would approve both an increase in the number of authorized shares of common stock and the issuance of shares of common stock upon the exercise of the January 2026 Warrants in accordance with Nasdaq Listing Rules 5635(c) and (d). The Company assigned the issuance costs to the financial instruments in a manner consistent with the proceeds. The Company expensed approximately $1.4 million in issuance costs for the common stock warrants that are classified as liabilities during the six months ended June 30, 2026. The Company recorded approximately $0.2 million in issuance costs as a reduction to additional paid in capital on the Condensed Consolidated Balance Sheets for the Series B Preferred Stock that was classified as mezzanine equity.
Following stockholder approval of the increase in authorized shares in March 2026, the Company reassessed the classification of the warrants and concluded the January 2026 Series A Common Warrants and January 2026 Series C Common Warrants met the equity scope exception under ASC 815-40. The Company estimated the fair value of the January 2026 Series A Common Warrants and the January 2026 Series C Common Warrants as of the reclassification date to be $16.7 million and $11.9 million, respectively, and recognized a loss of $14.5 million related to the change in fair value of the January 2026 Series A Common Warrants and the January 2026 Series C Common Warrants between the date that the warrants were issued and the date that the warrants were reclassified to equity as a component of other expense, net within the Condensed Consolidated Statements of Operations.
The January 2026 Series B Common Warrants will terminate upon the 30th calendar day following the date on which the Company publicly announces that the fifth patient has been dosed in the Company’s Phase 2 clinical trial of emavusertib in combination with an approved Bruton Tyrosine Kinase Inhibitor in chronic lymphocytic leukemia (the “Initial Termination Date”). The Company announced the dosing of the fifth patient on July 30, 2026. If the closing sale price of the Company’s common stock at the Initial Termination Date is below the exercise price of $15.00 per share, such exercise price will be reset to the closing sale price of the Company’s common stock on the Initial Termination Date (provided that the exercise price will not be reduced to less than 50% of the initial exercise price) and the Initial Termination Date will be extended an additional 30 days. The January 2026 Series B Common Warrants did not meet the equity scope exception due to the exercise price reset feature and will continue to be liability-classified until the warrants are exercised or expire. During the three and six months ended June 30, 2026, the Company recognized a gain of $1.3 million and $3.1 million, respectively, related to the change in fair value of the January 2026 Series B Common Warrants, which is recorded as a component of other expense, net on the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2026.
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

The Company calculated the fair value of the October 2024 Common Warrants, March 2025 Common Warrants, July 2025 Common Warrants, and January 2026 Common Warrants using the Black-Scholes option pricing model with the following weighted average inputs:

	January 2026 Series B Common Warrants as of June 30, 2026	January 2026 Series A and C Common Warrants as of March 17, 2026 (reclassification date)	January 2026 Series A, B, and C Common Warrants as of January 8, 2026 (issuance date)	July 2025 Common Warrants as of July 3, 2025 (issuance date)	March 2025 Common Warrants as of March 31, 2025 (issuance date)	October 2024 Common Warrants as of October 28, 2024 (issuance date)
Stock price	$6.57	$17.80	$16.80	$43.00	$48.20	$98.40
Exercise price	$8.89	$15.00	$14.80	$43.00	$48.20	$98.40
Expected term (years)	0.10	2.66	2.35	4.05	1.81	4.78
Risk-free interest rate	2.4%	3.7%	3.6%	3.9%	4.1%	4.1%
Expected volatility	47%	100%	94%	109%	105%	117%
Expected dividend yield	None	None	None	None	None	None
The following table summarizes the changes in the fair value of warrant liabilities, which were classified as Level 3 within fair value hierarchy:

	January 2026 Series A Common Warrants	January 2026 Series B Common Warrants	January 2026 Series C Common Warrants	Total Level 3 Financial Liabilities
Balance, as of December 31, 2025	$—	$—	$—	$—
Initial fair value of warrant liabilities	8,169	3,652	5,918	17,739
Change in fair value of warrant liability	8,536	(3,052)	5,976	11,460
Reclassification of warrant liabilities to equity	(16,705)	—	(11,894)	(28,599)
Balance, as of June 30, 2026	$—	$600	$—	$600
(g)Common Stock Exchange
In April 2026, the Company exchanged with a shareholder 50,000 shares of the Company’s common stock, par value $0.01 per share for pre-funded warrants to purchase 50,000 shares of the Company common stock (“April 2026 Pre-Funded Warrants”). The exchange was accounted for as an equity-for-equity transaction. The Company concluded that the April 2026 Pre-Funded Warrants meet the equity scope exception under ASC 815-40.
(h)August 2026 Public Offering
In August 2026, the Company completed the August 2026 Public Offering with certain new and existing healthcare-focused institutional investors for the purchase and sale of 335,001 shares of common stock of the Company together with warrants to purchase up to 3,733,334 shares of common stock (the “August 2026 Warrants) at a combined public offering price of $1.50 per share and accompanying common warrant, and in lieu of common stock, to certain investors, Pre-Funded Warrants to purchase up to 3,398,333 shares of common stock at a combined public offering price of $1.49 per pre-funded warrant and accompanying common warrant. The common warrants have an exercise price of $1.75 per share, are immediately exercisable and expire five years from the issuance date. The pre-funded warrants have an exercise price of $0.01 per share and are immediately exercisable until exercised in full. The net proceeds to the Company from the August 2026 Public Offering are expected to be approximately $4.8 million, after deducting placement agent fees and estimated expenses and excluding the proceeds from any exercise of the August 2026 Warrants.
8.     Stock Plans and Stock-Based Compensation
As of June 30, 2026, the Company had three stockholder-approved, stock-based compensation plans: (i) the 2026 Incentive Plan (“2026 Plan”), (ii) the Fifth Amended and Restated 2010 Stock Incentive Plan, as amended (“2010 Plan”), and (iii) the Amended and Restated 2010 Employee Stock Purchase Plan (“ESPP”). New employees are generally issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan (“Inducement Awards”).

2026 Stock Incentive Plan
In March 2026, the Company’s stockholders approved the Company’s 2026 Plan under which awards may be made for up to a number of shares of common stock equal to the sum of: (i) 320,369 shares of common stock; (ii) such additional number of shares of common stock (up to 173,744 shares) as is equal to the number of shares of Common Stock reserved for issuance under the 2010 Stock Incentive Plan (“2010 Plan”) that remain available for grant under the 2010 Plan immediately prior to the date that the 2026 Plan is approved by the Company’s stockholders (the “Effective Date”), or March 17, 2026, and the number of shares of common stock subject to awards granted under the 2010 Plan and the number of shares subject to awards granted under the inducement grant exception under Nasdaq Stock Market Rule 5635(c)(4) (“Inducement Awards”), in each case, that are outstanding as of the Effective Date and which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right, and subject to the terms of the 2026 Plan; and (iii) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2027 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2036, equal to the lesser of (i) 5% of the sum of (a) the number of outstanding shares of common stock on such date, (b) the number of shares of common stock issuable upon conversion of any outstanding shares of convertible preferred stock of the Company (without giving effect to any restrictions or limitations on conversion) on such date, (c) the number of shares of common stock issuable upon the exercise of pre-funded warrants (without giving effect to any restrictions or limitations on conversion) issued by the Company as of such date, and (d) the number of shares subject to outstanding awards granted under the 2010 Plan, the 2026 Plan or as Inducement Awards as of such date and (ii) an amount determined by the board of directors. Awards in the form of incentive stock options may be granted with respect to a maximum 1,250,000 shares of common stock under the 2026 Plan.
The 2026 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiary at prices determined by the Company’s board of directors. As of June 30, 2026, the Company has not granted options or stock awards under the 2026 Plan. As of June 30, 2026, 375,687 shares remained available for grant under the 2026 Plan.
The Fifth Amended and Restated 2010 Stock Incentive Plan, as amended
The 2010 Plan permits the granting of incentive and non-qualified stock options and stock awards to employees, officers, directors, and consultants of the Company and its subsidiary at prices determined by the Company’s board of directors. The Company can issue up to 167,830 shares of its common stock pursuant to awards granted under the 2010 Plan. Options vest and become exercisable based on a schedule determined by the board of directors and expire up to ten years from the date of grant. The 2010 Plan uses a “fungible share” concept under which each share of stock subject to awards granted as options and stock appreciation rights (“SARs”) will cause one share per share under the award to be removed from the available share pool, while each share of stock subject to awards granted as restricted stock, restricted stock units, other stock-based awards or performance awards where the price charged for the award is less than 100% of the fair market value of the Company’s common stock will cause 1.3 shares per share under the award to be removed from the available share pool.
Following approval of the 2026 Plan, no additional awards will be made under the 2010 Plan, although all outstanding awards under the 2010 Plan will remain in effect. During the six months ended June 30, 2026, and prior to the approval of the 2026 Plan, no options or stock awards were granted under the 2010 Plan.
Inducement Awards
The Company grants Inducement Awards to certain new employees. These options generally vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option on each successive quarter thereafter. These options are granted at an exercise price that equals the closing market price of the Company’s common stock on the grant date. During the six months ended June 30, 2026, no Inducement Awards were granted.

Stock Options
A summary of stock option activity under the 2026 Plan, 2010 Plan, and Inducement Awards are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2025	121,534	$332.26	7.80	$—
Granted	—	—
Exercised	—	—
Canceled/Forfeited	(9,298)	575.91
Outstanding, June 30, 2026	112,236	$312.08	7.06	$—
Exercisable at June 30, 2026	62,464	$495.32	5.90	$—
Vested and unvested expected to vest at June 30, 2026	112,236	$312.08	7.06	$—
The weighted average grant date fair value of the stock options granted during the six months ended June 30, 2025 was $42.60 and was calculated using the following estimated assumptions under the Black-Scholes option pricing model:

Six Months Ended June 30,
2025
Expected term (years)	6.0
Risk free interest rate	3.9% - 4.4%
Expected volatility	113% - 114%
Expected dividends	None
As of June 30, 2026, there was $2.7 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, which is expected to be recognized as expense over a weighted average period of 2.1 years. There were no employee stock options exercised during each of the six months ended June 30, 2026 and 2025.
Restricted Stock Awards
There were no restricted stock awards outstanding as of June 30, 2026 and no restricted stock awards vested or were forfeited during each of the six months ended June 30, 2026. During the six months ended June 30, 2025, 1,982 restricted stock awards vested and 25 restricted stock awards were forfeited.
Restricted Stock Units
The following table presents a summary of RSUs under the 2010 Plan as of June 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2025	12,870	$62.60
Awarded	—	—
Vested	(3,669)	62.60
Forfeited	(2,984)	62.60
Unvested, June 30, 2026	6,217	$62.60
As of June 30, 2026, there was $0.3 million of unrecognized compensation costs related to RSUs, which are expected to be recognized as expense over a remaining weighted average period of 2.6 years. The fair value of RSUs that vested during the six months ended June 30, 2026 was $0.1 million.

Amended and Restated 2010 Employee Stock Purchase Plan
The Company has reserved 25,000 shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning of the enrollment period or ending date of the purchase period within a two-year enrollment period, as defined. The Company has four six-month purchase periods per each two-year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two-year enrollment resets at the new lower stock price. No shares were issued under the ESPP during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, 1,833 shares were issued under the ESPP. As of June 30, 2026, there were 17,891 shares available for future purchase under the ESPP.
Stock-Based Compensation Expense
For the three and six months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense to the following line items in its costs and expenses section of the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Research and development	$286	$492	$515	$1,084
General and administrative	283	643	629	1,215
Total stock-based compensation expense	$569	$1,135	$1,144	$2,299
9.     Loss Per Common Share
Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three and six months ended June 30, 2026 and 2025, because the effect of adjusting the weighted average number of common shares outstanding during the period for the potential dilutive effect of common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. The 25,791 shares of common stock underlying the outstanding March 2025 Pre-Funded Warrants, the 76,926 shares of common stock underlying the outstanding July 2025 Pre-Funded Warrants, the 34,148 shares of common stock underlying the outstanding January 2026 Pre-Funded Warrants, and the 50,000 shares of common stock underlying the outstanding April 2026 Pre-Funded Warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share, basic and diluted, attributable to common stockholders because the shares may be issued for little or no consideration, they are fully vested, and the March 2025 Pre-Funded Warrants, the July 2025 Pre-Funded Warrants, the January 2026 Pre-Funded Warrants, and the April 2026 Pre-Funded Warrants are immediately exercisable upon their issuance date.
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2026	2025
Anti-dilutive common stock equivalents:
October 2024 Common Warrants	119,933	119,933
March 2025 Common Warrants	415,846	415,846
July 2025 Common Warrants	153,854	—
January 2026 Series A Common Warrants	1,346,346	—
January 2026 Series B Common Warrants	1,346,346	—
January 2026 Series C Common Warrants	1,346,346	—
Stock options outstanding	112,236	121,420
Unvested RSAs	—	—
Unvested RSUs	6,217	14,175
Total anti-dilutive common stock equivalents	4,847,124	671,374

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
In addition to the significant categories included within net loss presented on the Company's Condensed Consolidated Statement of Operations, the following table is representative of the significant expense categories for the three and six months ended June 30, 2026 and 2025, including a reconciliation to Net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues, net	$—	$2,749	$—	$5,129

Direct research and development	4,546	4,278	8,198	9,275
Research and development employee related	1,863	2,771	4,362	5,901
General and administrative employee related	1,141	1,962	2,908	3,846
Professional, legal, and consulting	1,310	820	3,927	2,083
Change in fair value of warrant liability	(1,297)	—	11,460	—
Other segment items (1)	1,018	1,511	1,925	3,233
Net loss	$8,581	$8,593	$32,780	$19,209
(1) Other segment items for the three and six months ended June 30, 2026 include facility related costs, insurance costs, and interest income. Other segment items for the three and six months ended June 30, 2025 include cost of royalties, facility related costs, insurance costs, expense related to the sale of future royalties, and interest income.
Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements, based on current expectations and related to future events and our future financial and operational performance, that involve risks and uncertainties. You should review the discussion above under the heading “Risk Factor Summary” and the risk factors detailed further in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K, as supplemented by the updated risk factors discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used throughout this report, the terms “the Company,” “we,” “us,” and “our” refer to the business of Curis, Inc. and its wholly owned subsidiary, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc. Unless otherwise indicated, in this Quarterly Report on Form 10-Q, all applicable share amounts, per share amounts and exercise prices have been adjusted to reflect a 1-for-20 reverse stock split of Curis' common stock, or the Reverse Stock Split.

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
Emavusertib
Emavusertib is a small molecule inhibitor of Interleukin-1 receptor associated kinase, or IRAK4, and FMS‐like tyrosine kinase 3, or FLT3. IRAK4 plays an essential role in the toll-like receptor, or TLR, and interleukin-1 receptor, or IL-1R, signaling pathways, which are frequently dysregulated in patients with cancer. TLRs and the IL-1R family signal through the adaptor protein Myeloid Differentiation Primary Response Protein 88, or MYD88, which results in the assembly and activation of IRAK4, initiating a signaling cascade that induces cytokine and survival factor expression mediated by the NF-κB protein complex. Many B-cell leukemias and lymphomas are associated with constitutive activation of the NF-κB protein complex, which contributes to these cancers' proliferation and survival. The B-cell receptor, or BCR, and TLR pathways drive NF-κB activation. Preclinical studies have demonstrated that targeting both the BCR and TLR pathways is more synergistic than targeting either pathway alone. Similarly, preclinical studies targeting IRAK4 in combination with FLT3 have demonstrated the ability to overcome the adaptive resistance incurred when targeting FLT3 alone. In acute myeloid leukemia, or AML, emavusertib has shown monotherapy anti-tumor activity, particularly those with a FLT3 mutation, as well as synergy with both azacitidine and venetoclax. In non-Hodgkin's lymphoma patients, emavusertib has shown anti-tumor activity in combination with a BTK inhibitor.
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
TakeAim CLL
In August 2025, we announced a Phase 2 open label clinical study of emavusertib in combination with zanubrutinib in frontline CLL (CA-4948-203, NCT07271667), also known as the TakeAim CLL study. In July 2026, we announced the first five patients in the study were dosed.
TakeAim Lymphoma
Emavusertib is currently undergoing testing in combination with ibrutinib in a Phase 1/2 open-label, single arm expansion trial in patients with R/R PCNSL (CA-4948-101, NCT03328078), also known as the TakeAim Lymphoma Phase 1/2 study. In June 2022 and December 2023, we provided preliminary clinical data for patients with various hematological malignancies in the combination portion of the ongoing TakeAim Lymphoma Phase 1/2 study. In December 2023, we provided clinical and safety data of emavusertib in combination with ibrutinib in several non-Hodgkin's lymphoma subtypes, including PCNSL. In July and December 2024, emavusertib was granted Orphan Drug Designation by the European Commission and the U.S. Food and Drug Administration, or FDA, respectively, for the treatment of patients with PCNSL. In September 2024, March 2025, November 2025, and July 2026 we provided additional clinical data of emavusertib in combination with ibrutinib in R/R PCNSL. In March 2025, we announced that we had completed productive meetings with both the European Committee for Medicinal Products for Human Use, or CHMP, and the FDA on the suitability of using the ongoing TakeAim Lymphoma Phase 1/2 study to support a potential accelerated regulatory path for a Conditional Marketing Authorization, or CMA, submission in Europe and a New Drug Application, or NDA, submission in the U.S.
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
Liquidity and Events that Raise Substantial Doubt About Our Ability to Continue as a Going Concern
Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, royalties and research and development funding from our corporate collaborators, and the monetization of certain royalty rights. We have never been profitable on an annual basis and had an accumulated deficit of $1.3 billion as of June 30, 2026. For the six months ended June 30, 2026, we incurred a net loss of $32.8 million and used $18.6 million of cash in operations.
We expect to continue to generate operating losses in the foreseeable future. In August 2026, we completed a public offering, or the August 2026 Public Offering, for estimated net proceeds of approximately $4.8 million, after deducting placement agent fees and estimated offering expenses. Based upon our current operating plan, we believe that our $5.1 million of existing cash and cash equivalents as of June 30, 2026, together with the estimated net proceeds of approximately $4.8 million from the August 2026 Public Offering, should enable us to fund our existing operations into the fourth quarter of 2026. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our current cash and cash equivalents are not expected to fund our operations beyond 12 months from the date of filing this Quarterly Report on Form 10-Q. We will require substantial additional funds in the immediate term to maintain our research and development program and support operations. See “Liquidity and Capital Resources—Funding Requirements” below and Note 1, Nature of Business, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.
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

Results of Operations
Three and Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Percentage Increase (Decrease)	Six Months Ended June 30,		Percentage Increase (Decrease)
	2026	2025		2026	2025
	(in thousands)			(in thousands)
Revenues, net:	$—	$2,749	(100)%	$—	$5,129	(100)%
Costs and expenses:
Cost of royalties	—	16	(100)%	—	30	(100)%
Research and development	6,714	7,458	(10)%	13,163	15,997	(18)%
General and administrative	3,226	3,526	(9)%	8,296	7,510	10%
Other income (expense)	1,359	(342)	>100%	(11,321)	(801)	>100%
Net loss	$(8,581)	$(8,593)	<(1%)	$(32,780)	$(19,209)	71%
Revenues, net
Revenues, net during the three and six months ended June 30, 2025 was primarily comprised of royalties on net sales of Erivedge. Following the sale of Erivedge in November 2025, we are no longer entitled to royalties on net sales of Erivedge.
Cost of Royalties
Cost of royalties during the three and six months ended June 30, 2025 was comprised of amounts due to third-party university patent licensors in connection with Genentech and Roche's net sales of Erivedge. Following the sale of Erivedge in November 2025, we are no longer obligated to make payments to licensors.
Research and Development Expenses.
Research and development expenses are summarized as follows:

	Three Months Ended June 30,		Percentage Increase (Decrease)	Six Months Ended June 30,		Percentage Increase (Decrease)
	2026	2025		2026	2025
	(in thousands)			(in thousands)
Direct research and development	$4,546	$4,278	6%	$8,198	$9,275	(12)%
Employee related	1,863	2,771	(33)%	4,362	5,901	(26)%
Facility related	305	409	(25)%	603	821	(27)%
Total research and development expenses	$6,714	$7,458	(10)%	$13,163	$15,997	(18)%

Research and development expenses decreased by $0.7 million, or 10%, in the three months ended June 30, 2026 as compared to the same period in 2025. The decrease was primarily attributable to lower employee related costs, partially offset by an increase in manufacturing costs.

Research and development expenses decreased by $2.8 million, or 18%, in the six months ended June 30, 2026 as compared to the same period in 2025. The decrease was primarily attributable to lower employee related, clinical, manufacturing, and research costs.
We expect a majority of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance emavusertib, including clinical and preclinical development costs, manufacturing, and payments to our collaborators and/or licensors.

General and Administrative Expenses.
General and administrative expenses are summarized as follows:

	Three Months Ended June 30,		Percentage Increase (Decrease)	Six Months Ended June 30,		Percentage Increase (Decrease)
	2026	2025		2026	2025
	(in thousands)			(in thousands)
Employee related	$1,141	$1,962	(42)%	$2,908	$3,846	(24)%
Professional, legal, and consulting	1,310	820	60%	3,927	2,083	89%
Facility related	619	535	16%	1,149	1,167	(2)%
Insurance	156	209	(25)%	312	414	(25)%
Total general and administrative expenses	$3,226	$3,526	(9)%	$8,296	$7,510	10%
General and administrative expenses decreased by $0.3 million, or 9%, in the three months ended June 30, 2026 as compared to the same period in 2025. The decrease was primarily attributable to a decrease in employee related costs, partially offset by an increase in legal costs.
General and administrative expenses increased by $0.8 million, or 10% in the six months ended June 30, 2026 as compared to the same period in 2025. The increase was primarily attributable to costs associated with the January 2026 PIPE Financing and an increase in legal costs, partially offset by a decrease in employee related costs.
Other Income (Expense)
Other income (expense) increased by $1.7 million, or greater than 100%, in the three months ended June 30, 2026 as compared to the same period in 2025. The increase was primarily attributable to the change in fair value of the warrant liability associated with the January 2026 PIPE Financing, partially offset by a decrease in the expense related to the sale of future royalties.
Other expense increased by $10.5 million, or greater than 100%, in the six months ended June 30, 2026 as compared to the same period in 2025. The increase was primarily attributable to the change in fair value of the warrant liability associated with the January 2026 PIPE Financing, partially offset by a decrease in the expense related to the sale of future royalties.
Liquidity and Capital Resources
We finance our operations primarily through private and public placements of our securities, license fees, contingent cash payments and research and development funding from our corporate collaborators, and the monetization of certain royalty rights. See “Funding Requirements” below and Note 1, Nature of Business, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.
As of June 30, 2026, our principal sources of liquidity consisted of cash and cash equivalents of $5.1 million, excluding restricted cash of $0.5 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase. We maintain cash balances with financial institutions in excess of insured limits.
Equity Offerings
In February 2024, we entered into an amended and restated sales agreement with Cantor Fitzgerald & Co. (“Cantor”) and JonesTrading Institutional Services LLC (“JonesTrading”) (the “2024 Sales Agreement”). Pursuant to the 2024 Sales Agreement, we can sell from time to time up to $100.0 million shares of the Company’s common stock through an “at-the-market offering” program under which Cantor and JonesTrading act as sales agents. We sold no shares of common stock under the 2024 Sales Agreement during the six months ended June 30, 2026. As of June 30, 2026, $98.8 million of shares of common stock remained available for sale under the 2024 Sales Agreement. As long as our public float is under $75.0 million, we are restricted from selling shares of our common stock under our shelf registration statement on Form S-3, including those sold under the 2024 Sales Agreement to an amount, in aggregate, that is no more than one-third of our public float during the 12 month period immediately prior to, and including, any such sale.
In October 2024, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we issued and sold: (i) in a registered direct offering, 119,933 shares of our common stock and (ii) in a concurrent private placement, warrants to purchase up to an aggregate of 119,933 shares of our common stock, or the October 2024 Common Warrants, at an exercise price of $98.40 per share. We refer to the registered direct offering and concurrent private placement collectively as the October 2024 Offerings. The October 2024 Common Warrants were exercisable immediately upon closing on October 30, 2024 and will expire five years following the issuance date. The combined purchase price for one share of common stock and the associated October 2024 Common Warrant was $100.90. The net proceeds we received from the October 2024 Offerings were approximately $10.8 million, excluding the proceeds from any exercise of the October 2024 Common Warrants.
In March 2025, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we issued and sold: (i) in a registered direct offering, 98,724 shares of our common stock and (ii) in a concurrent private placement, (a) in lieu of shares to certain investors, pre-funded warrants to purchase up to an aggregate of 109,204 shares of our common stock, or the March 2025 Pre-Funded Warrants, at an exercise price of $0.20 per share, and (b) warrants to purchase up to an aggregate of 415,846 shares of our common stock, or the March 2025 Common Warrants, at an exercise price of $48.20 per share. We refer to the March 2025 Pre-Funded Warrants and March 2025 Common Warrants collectively as the March 2025 Warrants and the registered direct offering and concurrent private placement collectively as the March 2025 Offerings. Each March 2025 Pre-Funded Warrant was exercisable immediately upon issuance and continuing through and including the date the March 2025 Pre-Funded Warrant is exercised in full. Each March 2025 Common Warrant was exercisable beginning on the effective date of stockholder approval of the issuance of the shares of common stock upon exercise of the March 2025 Common Warrants, which occurred on May 20, 2025, and has a term of five years from the date of issuance. The combined purchase price for one share of our common stock and the associated March 2025 Common Warrant was $48.20. The combined purchase price for one March 2025 Pre-Funded Warrant and the associated March 2025 Common Warrant was $48.00. The net proceeds we received from the March 2025 Offerings were approximately $8.8 million, excluding the proceeds from any exercise of the March 2025 Warrants.
In July 2025, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we issued and sold: (i) in a registered direct offering, 76,928 shares of our common stock and (ii) in a concurrent private placement, (a) in lieu of shares to certain investors, pre-funded warrants to purchase up to an aggregate of 76,926 shares of our common stock, or the July 2025 Pre-Funded Warrants, at an exercise price of $0.20 per share, and (b) warrants to purchase up to an aggregate of 153,854 shares of our common stock, or the July 2025 Common Warrants, at an exercise price of $43.00 per share. We refer to the July 2025 Pre-Funded Warrants and the July 2025 Common Warrants collectively as July 2025 Warrants. We refer to the registered direct offering and concurrent private placement collectively as the July 2025 Offerings. Each July 2025 Pre-Funded Warrant was exercisable immediately upon issuance and continuing through and including the date the July 2025 Pre-Funded Warrant is exercised in full. Each July 2025 Common Warrant was exercisable immediately upon issuance and has a term of five years from the date of issuance. The combined purchase price for one share of our common stock and the associated July 2025 Common Warrant was $45.50. The combined purchase price for one July 2025 Pre-Funded Warrant and the associated July 2025 Common Warrant was $45.30. The net proceeds we received from the July 2025 Offerings were approximately $6.1 million, excluding the proceeds from any exercise of the July 2025 Warrants.
In January 2026, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we sold and issued: an aggregate of (i) 20,195 shares of our Series B convertible non-redeemable preferred stock, par value $0.01 per share, or the January 2026 Series B Preferred Stock, (ii) Series A warrants, or the January 2026 Series A Common Warrants, to purchase 1,346,346 shares of our common stock (or, in certain circumstances, pre-funded warrants to purchase shares of Common Stock), or the January 2026 Pre-Funded Warrants, (iii) Series B warrants, or the January 2026 Series B Common Warrants, to purchase 1,346,346 shares of common stock (or, in certain circumstances, January 2026 Pre-Funded Warrants) and (iv) Series C warrants to purchase 1,346,346 shares of common stock (or, in certain circumstances, January 2026 Pre-Funded Warrants), or the January 2026 Series C Common Warrants and, together with the January 2026 Series A Common Warrants and the January 2026 Series B Common Warrants, the January 2026 Warrants, in the January 2026 PIPE Financing. Each share of the January 2026 Series B Preferred Stock was sold together with a January 2026 Series A Common Warrant to purchase 66.6665 shares of common stock, a January 2026 Series B Common Warrant to purchase 66.6665 shares of common stock and a January 2026 Series C Common Warrant to purchase 66.6665 shares of common stock, collectively, a Security. The Securities were sold at a purchase price of $1,000.00 per Security. The January 2026 Warrants each have an exercise price of $15.00 per share, subject to conditions defined in the financing agreement, and have the following termination conditions:
•Series A Common Warrants terminate on January 8, 2031;
•Series B Common Warrants terminate 30 days after we announce dosing of the fifth patient in the Phase 2 clinical trial in CLL, which occurred on July 30, 2026, subject to conditions defined in the financing agreement; and
•Series C Common Warrants terminate on July 8, 2027.

The January 2026 Series B Common Warrants will terminate upon the 30th calendar day following the date on which the Company publicly announces that the fifth patient has been dosed in the Company’s Phase 2 clinical trial of emavusertib in combination with an approved Bruton Tyrosine Kinase Inhibitor in chronic lymphocytic leukemia (the “Initial Termination Date”). We announced the dosing of the fifth patient on July 30, 2026. If the closing sale price of our common stock at the Initial Termination Date is below the exercise price of $15 per share, such exercise price will be reset to the closing sale price of our common stock on the Initial Termination Date (provided that the exercise price will not be reduced to less than 50% of the initial exercise price) and the Initial Termination Date will be extended an additional 30 days.
In March 2026, our stockholders approved the January 2026 PIPE Financing and each outstanding share of Series B Preferred Stock was automatically converted into 66.6665 shares of common stock (the “Automatic Conversion”), subject to the terms of the Certificate of Designations and subject to the applicable Beneficial Ownership Limitations (as defined below). The “Beneficial Ownership Limitations” prohibit the conversion of shares of January 2026 Series B Preferred Stock into common stock in the Automatic Conversion to the extent that, after giving effect to the Automatic Conversion, a purchaser would beneficially own more than a percentage specified by each such purchaser (initially, 4.99%, 9.99% or 19.99%) of the total number of shares of common stock outstanding immediately after giving effect to such conversion. Instead, with respect to any shares of January 2026 Series B Preferred Stock that were not converted in the Automatic Conversion (the “Unconverted Preferred”), we issued such purchaser a Pre-Funded Warrant exercisable for the number of shares of its common stock equal to the common stock issuable upon conversion of the Unconverted Preferred, subject to the terms and conditions of the Pre-Funded Warrant. We issued 1,312,200 shares of common stock and 34,148 January 2026 Pre-Funded Warrants as a result of the Automatic Conversion.
The net proceeds we received from the January 2026 PIPE Financing were approximately $18.6 million, excluding the proceeds from any exercise of the January 2026 Warrants.
In August 2026, we completed the August 2026 Public Offering with certain new and existing healthcare-focused institutional investors for the purchase and sale of 335,001 shares of our common stock together with warrants to purchase up to 3,733,334 shares of our common stock (the “August 2026 Warrants) at a combined public offering price of $1.50 per share and accompanying common warrant, and in lieu of common stock, to certain investors, Pre-Funded Warrants to purchase up to 3,398,333 shares of our common stock at a combined public offering price of $1.49 per pre-funded warrant and accompanying common warrant. The common warrants have an exercise price of $1.75 per share, are immediately exercisable and expire five years from the issuance date. The pre-funded warrants have an exercise price of $0.01 per share and are immediately exercisable until exercised in full. The net proceeds from the August 2026 Public Offering are expected to be approximately $4.8 million, after deducting placement agent fees and estimated expenses and excluding the proceeds from any exercise of the August 2026 Warrants.
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

Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Percentage Increase (Decrease)
	2026	2025
	(in thousands)
Net cash used in operating activities	$(18,647)	$(15,261)	22%
Net cash provided by investing activities	—	—	N/A
Net cash provided by financing activities	18,659	5,402	>100%
Net increase (decrease) in cash and cash equivalents and restricted cash	$12	$(9,859)	<(100)%
Cash Flows from Operating Activities
Cash flows from operating activities consist of our net loss adjusted for various non-cash items and changes in operating assets and liabilities. Cash used in operating activities increased by $3.4 million, or 22%, primarily due to timing of payments.
Cash Flows from Investing Activities
There was no cash provided by or used in investing activities during both the six months ended June 30, 2026 and 2025.
Cash Flows from Financing Activities
Cash provided by financing activities increased by $13.3 million, or greater than 100%. Cash provided by financing activities during the six months ended June 30, 2026 was due to proceeds from the January 2026 PIPE Financing. Cash provided by financing activities during the six months ended June 30, 2025 was due to proceeds from the March 2025 Offerings, partially offset by payments related to the Oberland Purchase Agreement.
Funding Requirements
We have incurred significant losses since our inception. As of June 30, 2026, we had an accumulated deficit of approximately $1.3 billion. We will require substantial funds in the immediate term to continue our research and development program and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for emavusertib as well as development candidates we have and continue to license under our collaboration with Aurigene. We will require substantial additional capital in the immediate term to fund the further development of emavusertib and our general and administrative costs. Moreover, our agreements with collaborators impose significant potential financial obligations on us.
In August 2026, we completed the August 2026 Public Offering for estimated net proceeds of approximately $4.8 million, after deducting placement agent fees and estimated offering expenses. Based upon our current operating plan, we believe that our $5.1 million of existing cash and cash equivalents as of June 30, 2026, together with the estimated net proceeds of approximately $4.8 million from the August 2026 Public Offering, should enable us to fund our existing operations into the fourth quarter of 2026. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our current cash and cash equivalents are not expected to fund our operations beyond 12 months from the date of filing this Quarterly Report on Form 10-Q. See Note 1, Nature of Business, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern. Our resources are focused on emavusertib. If we are unable to obtain sufficient funding, we will be forced to delay, reduce in scope or eliminate our research and development program for emavusertib, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, emavusertib, which would adversely affect our business prospects and our ability to continue operations, and would have a negative impact on our financial condition and our ability to pursue our business strategies. We have faced and expect to continue to face substantial difficulties in raising capital. Our ability to raise additional funds will depend on, among other factors, financial, economic and market conditions as well as maintaining our continued listing on Nasdaq, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us, or at all. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. Our failure to raise capital through a financing or strategic alternative as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to obtain sufficient capital, we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
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
New Accounting Pronouncements
For detailed information regarding recently issued accounting pronouncements and the expected impact on our Condensed Consolidated Financial Statements, see Note 2(c), New Accounting Pronouncements, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
During the six months ended June 30, 2026, there were no material changes to our critical accounting estimates as reported in our Annual Report on Form 10-K.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls & Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2026.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1A.    RISK FACTORS
We are subject to a number of risks that could materially and adversely affect our business, financial condition, and results of operations and future prospects, including those identified in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 24, 2026, as supplemented by the updated risk factors set forth below. Other than the risk factors described below, as of June 30, 2026, there have been no material changes from the risk factors previously disclosed in response to Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.
We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
We will require substantial funds to maintain our research and development program and support operations in the near term. We have incurred losses and negative cash flows from operations since our inception. As of June 30, 2026, we had $5.1 million in cash and cash equivalents. In August 2026, we completed the August 2026 Public Offering for estimated net proceeds of approximately $4.8 million. Based upon our current operating plan, we believe that our $5.1 million of existing cash and cash equivalents as of June 30, 2026, together with the estimated net proceeds of approximately $4.8 million from the August 2026 Public Offering, should enable us to fund our existing operations into the fourth quarter of 2026. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Based upon our current cash and cash equivalents, recurring losses and cash outflows from operations since inception, an expectation of continuing losses and cash outflows from operations for the foreseeable future and the need to raise additional capital to finance our future operations, we have concluded that we do not have sufficient cash on hand to support current operations beyond the next 12 months from the date of filing this Quarterly Report on Form 10-Q.
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
If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.
If we fail to meet the requirements for continued listing on the Nasdaq Capital Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.
Our common stock is currently listed on the Nasdaq Capital Market. We are required to meet specified requirements to maintain our listing on the Nasdaq Capital Market, including standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements.
On July 24, 2026, we received a notice from Nasdaq indicating that we have regained compliance with the minimum bid price requirement of the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2). However, we are subject to a Discretionary Panel Monitor for a one-year period from July 24, 2026.
If we fail to maintain our current compliance with any continued listing requirement, the Staff will issue a Delist Determination Letter, and we would promptly schedule a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. Notwithstanding Rule 5810(c)(2), we will not be permitted to provide Staff with a plan of compliance with respect to any deficiency that arises during the monitor period, and Staff will not be permitted to grant additional time for us to regain compliance with respect to any deficiency. The Hearings Panel will consider our compliance history when rendering its decision. However, there can be no assurance that such appeal will be successful or that the Company will remain listed on Nasdaq.
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
Our July 2026 Reverse Stock Split may decrease the liquidity of our common stock.
On July 6, 2026, we effected a 1-for-20 reverse stock split of our common stock, or the Reverse Stock Split. The liquidity of our common stock may be adversely affected by the Reverse Stock Split given the reduced number of shares outstanding following the Reverse Stock Split, which may lead to reduced trading and a smaller number of market makers for our common stock, particularly if the per-share trading price does not increase as a result of the Reverse Stock Split. In addition, the Reverse Stock Split may have increased the number of stockholders who own “odd lots” of less than 100 shares of our common stock. Odd lot shares may be more difficult to sell, and brokerage commissions and other costs of transactions in odd lots may be higher than the costs of transactions in “round lots” of even multiples of 100 shares.
Following the Reverse Stock Split, the resulting per-share trading price of our common stock may fail to attract or retain investors and may not satisfy the investing guidelines of institutional investors and, consequently, the trading liquidity of our common stock may be adversely impacted.
Item 5.    OTHER INFORMATION
(a)

Securities Purchase Agreement
On August 14, 2026, the Company consummated a public offering under a securities purchase agreement, dated August 12, 2026 (the “Purchase Agreement”), with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue: (i) 335,001 shares (the “Shares”) of common stock, $0.01 par value per share, of the Company (the “Common Stock”) and or in lieu of Shares to certain investors, pre-funded warrants to purchase up to an aggregate of 3,398,333 shares of Common Stock (the “Pre-Funded Warrants”), at an exercise price of $0.01 per share, and (ii) warrants (the “Common Warrants” and together with the Pre-Funded Warrants, the “Warrants”) to purchase up to an aggregate of 3,733,334 shares of Common Stock, at an exercise price of $1.75 per share (collectively referred to as the “August 2026 Public Offering”). The combined purchase price for one Share and the associated Common Warrant was $1.50. The combined purchase price for one

Pre-Funded Warrant and the associated Common Warrant was $1.49. The aggregate gross proceeds to the Company from the Offering were approximately $5.5 million, before deducting fees payable to the placement agents and other estimated offering expenses payable by the Company, and excluding the proceeds from any exercise of the Pre-Funded Warrants or Common Warrants.
The Company engaged Alliance Global Partners as lead placement agent and Laidlaw & Company (UK) Ltd. as co-placement agent in the August 2026 Public Offering. Pursuant to a Placement Agency Agreement entered into by and among the Company and the placement agents (the “Placement Agency Agreement”), the Company has agreed to pay to the placement agents collectively a cash fee of approximately $0.4 million, as well as reimburse the placement agents’ reasonable and documented out-of-pocket expenses incurred in connection with the August 2026 Public Offering in an aggregate amount not to exceed $0.1 million.
The Purchase Agreement contains customary representations, warranties, covenants and agreements by the Company, indemnification obligations and other obligations of the parties. The representations, warranties and covenants contained in the Purchase Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties.
The foregoing descriptions of the Purchase Agreement and the Placement Agency Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of such Purchase Agreement and Placement Agency Agreement, copies of which are filed herewith as Exhibit 10.4 and Exhibit 10.5, respectively.
Warrants
Each Pre-Funded Warrant sold is exercisable immediately upon issuance and continuing through and including the date the Pre-Funded Warrant is exercised in full. Each Common Warrant sold is exercisable immediately upon issuance and has a term of five years from the date of issuance.
Under the terms of the Pre-Funded Warrants and Common Warrants, the Company may not effect the exercise of any Warrant, and a holder does not have the right to exercise any portion of any Warrant if, upon giving effect to such exercise, the aggregate number of shares of Common Stock beneficially owned by the holder (together with its affiliates) would exceed 4.99% or 9.99%, as elected by the holder at the date of issuance, of the number of shares of Company’s Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased at the holder’s election upon 61 days’ notice to the Company subject to the terms of such warrants, provided that such percentage may in no event exceed 19.99%, as elected by the holder at the date of issuance.
In certain circumstances, upon a fundamental transaction (as described in the Warrants, and generally including any reclassification, reorganization or recapitalization of the Common Stock, the sale, lease, license, assignment, conveyance, transfer or other disposition of all or substantially all of the Company’s assets, the Company’s consolidation or merger with or into another person in which the Company is not the surviving entity, the acquisition of more than 67% of the Company’s outstanding Common Stock, or any person or group becoming the beneficial owner of 67% of the voting power of the Company’s outstanding Common Stock and in connection with such transaction the Common Stock is converted into or exchanged for other securities, cash or property), the holders of the Warrants will be entitled to receive upon exercise of the Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Warrants immediately prior to such fundamental transaction.
Notwithstanding anything to contrary, upon certain fundamental transactions, the holders of the Common Warrants have the right to require the Company or a successor entity to repurchase such warrants at their fair value using a Black Scholes option pricing formula; provided that (i) the fundamental transaction is not approved by the Board of Directors of the Company, and therefore not within the Company’s control, and (ii) the alternate consideration payable to holders of Common Stock in such fundamental transaction consists of equity securities of the successor or acquirer that are quoted or listed on a nationally recognized securities exchange, then the holder of the Common Warrants shall only be entitled to receive the same type or form of consideration (and in the same proportion), determined in accordance with the Black Scholes option pricing formula.
The foregoing descriptions of the form of Pre-Funded Warrant and form of Common Warrant do not purport to be complete and are qualified in their entirety by reference to the full text of the Pre-Funded Warrant and Common Warrant, copies of which are filed herewith as Exhibit 4.1 and Exhibit 4.2, respectively.

(b)None
(c)Director and Executive Officer Trading Arrangements
During the second quarter of 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
Item 6.    EXHIBITS

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of Curis, Inc., as amended
3.2
Certificate of Elimination of the Company’s Series A Convertible Exchangeable Preferred Stock and Series B Convertible Non-Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed May 22, 2026)

4.1*	Form of Pre-Funded Warrant issued pursuant to the Securities Purchase Agreement, dated August 12, 2026, by and among Curis, Inc. and the Purchasers named therein
4.2*	Form of Common Warrant issued pursuant to the Securities Purchase Agreement, dated August 12, 2026, by and among Curis, Inc. and the Purchasers named therein
10.1*	Form of Incentive Stock Option Agreement under 2026 Incentive Plan
10.2*	Form of Non-Statutory Stock Option Agreement under 2026 Incentive Plan
10.3*	Form of Restricted Stock Unit Agreement under 2026 Incentive Plan
10.4*	Securities Purchase Agreement, dated August 12, 2026, by and among the Company and the Purchasers named therein
10.5*	Placement Agency Agreement, dated August 12, 2026, by and among Curis, Inc., A.G.P./Alliance Global Partners and the other Placement Agent named therein
31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2 *	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1 **	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350
32.2 **	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS *	InLine XBRL Instance Document

101.SCH *	InLine XBRL Taxonomy Extension Schema Document

101.CAL *	InLine XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	InLine XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	InLine XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	InLine XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File

* Filed herewith

**Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURIS, INC.

Dated:	August 14, 2026	By:	/S/ JAMES E. DENTZER
James E. Dentzer
President and Chief Executive Officer
(Principal Executive Officer)

CURIS, INC.

		By:	/S/ DIANTHA DUVALL
Diantha Duvall
Chief Financial Officer
(Principal Financial and Accounting Officer)