Form 10-Q
period 2026-09-30
CURIS INC
filed 2026-11-13
CIK 1108205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 10, 2026, there were 9,512,232 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CURIS, INC. QUARTERLY REPORT ON FORM 10-Q

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	5

	Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	5

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2026 and 2025	6

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2026 and 2025	7

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025	9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	37

Item 5.	Other Information	39

Item 6.	Exhibits	40

Signatures		42

Cautionary Note Regarding Forward-Looking Statements and Industry Data

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report are statements that could be deemed forward-looking statements, including without limitation any statements with respect to the plans, strategies and objectives of management for future operations; statements concerning product research, development and commercialization plans, timelines and anticipated results; statements of expectation or belief; statements with respect to clinical trials and studies; statements with respect to royalties and milestones; statements with respect to the therapeutic potential of drug candidates; expectations of revenue, expenses, earnings or losses from operations, or other financial results; statements regarding our cash runway; statements regarding the continued listing of our common stock on the Nasdaq Stock Market LLC; and statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words such as “expect(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “focus(es)”, “plans”, “mission”, “strategy”, “potential”, “estimate(s)”, “opportunity”, “intend”, “project”, “seek”, “should”, “would”, “likelihood”, and similar expressions, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. We therefore caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in these forward-looking statements include, but are not limited to, the following factors:

●	Our dependence on the success of emavusertib, which is still in early clinical development. Clinical trials of emavusertib may not be successful. If we are unable to commercialize emavusertib or experience significant delays in doing so, our business will be materially harmed;
●	Conditions and events that we have identified that raise substantial doubt about our ability to continue as a going concern;
●	The fact that we have incurred substantial losses, expect to continue to incur substantial losses for the foreseeable future and may never generate significant revenue or achieve or maintain profitability;
●	Our need for substantial additional capital, and the fact that if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development program or commercialization efforts, and our ability to continue operations could be adversely affected;
●	Our lack of prior marketing approval for a drug candidate and the possibility that we may be unable to obtain, or may be delayed in obtaining, marketing approval for emavusertib or any future drug candidates that we, or any future collaborators, may develop;
●	We may not be successful in establishing additional strategic collaborations, which could adversely affect our ability to develop and commercialize emavusertib;
●	Our reliance in part on third parties to conduct clinical trials of emavusertib and if such third parties perform inadequately, including failing to meet deadlines for the completion of such trials, research or testing, then we may not be able to successfully develop and commercialize emavusertib and grow our business;
●	The possibility that even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain, which may prevent us or any future collaborators from obtaining approvals for the commercialization of emavusertib;
●	Our substantial competition, and the fact that our competitors may discover, develop or commercialize drugs before or more successfully than we do;
●	Our potential inability to obtain and maintain patent protection for our technologies and drugs, our licensors may not be able to obtain and maintain patent protection for the technology or drugs that we license from them, and the patent protection we or they do obtain may not be sufficient to stop our competitors from using similar technology;

●	If we are not able to attract and retain key management and scientific personnel and advisors, we may not successfully develop emavusertib or achieve our other business objectives;
●	Our ability to regain compliance with, and continue to meet the listing standards of The Nasdaq Stock Market LLC; and
●	Other risks referenced in this report and in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report on Form 10-K”), as supplemented by the updated risk factors discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1.UNAUDITED FINANCIAL STATEMENTS

CURIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$5,014	$5,061
Restricted cash, short-term	544	—
Prepaid expenses and other current assets	1,358	1,854
Total current assets	6,916	6,915
Property and equipment, net	36	62
Restricted cash, long-term	—	544
Operating lease right-of-use asset	853	1,890
Other assets	2,012	1,573
Goodwill	8,982	8,982
Total assets	$18,799	$19,966
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,472	$5,612
Accrued liabilities	8,036	7,274
Current portion of operating lease liability	740	1,190
Total current liabilities	16,248	14,076
Long-term operating lease liability	—	428
Total liabilities	16,248	14,504
Stockholders’ equity:
Preferred stock, $0.01 par value—5,000,000 shares authorized, no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value—567,514,300 shares authorized, 4,104,712 shares issued and outstanding at September 30, 2026; 68,343,750 shares authorized, 646,537 shares issued and outstanding at December 31, 2025	41	6
Additional paid-in capital	1,290,791	1,252,837
Accumulated deficit	(1,288,281)	(1,247,381)
Total stockholders’ equity	2,551	5,462
Total liabilities and stockholders’ equity	$18,799	$19,966

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues, net	$—	$3,176	$—	$8,305
Operating expenses:
Cost of royalties	—	15	—	45
Research and development	5,595	6,432	18,758	22,429
General and administrative	3,153	3,653	11,449	11,163
Total operating expenses	8,748	10,100	30,207	33,637
Loss from operations	(8,748)	(6,924)	(30,207)	(25,332)
Other income (expense):
Interest income	28	80	167	265
Expense related to the sale of future royalties	—	(885)	—	(1,871)
Change in fair value of warrant liabilities	600	—	(10,860)	—
Total other income (expense)	628	(805)	(10,693)	(1,606)
Net loss	$(8,120)	$(7,729)	$(40,900)	$(26,938)
Net loss per common share (basic and diluted)	$(1.94)	$(9.86)	$(16.77)	$(43.82)
Weighted average common shares (basic and diluted)	4,178,648	784,109	2,439,370	614,771
Net loss and comprehensive loss	$(8,120)	$(7,729)	$(40,900)	$(26,938)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
December 31, 2025	—	$—	646,537	$6	$1,252,837	$(1,247,381)	$5,462
Stock-based compensation	—	—	—	—	575	—	575
Issuance of convertible preferred stock in connection with January 2026 Private Placement, net of issuance costs	20,195	2,261	—	—	—	—	—
Conversion of convertible preferred stock to common stock and pre-funded warrants upon shareholder approval	(20,195)	(2,261)	1,312,200	13	2,248	—	2,261
Reclassification of Series A Common Warrants liability to equity	—	—	—	—	16,705	—	16,705
Reclassification of Series C Common Warrants liability to equity	—	—	—	—	11,894	—	11,894
Issuance of common stock under employee benefit plans, net of shares received to settle minimum tax obligation for vesting of restricted stock units	—	—	2,104	—	1	—	1
Exercise of pre-funded warrants	—	—	38,200	1	7	—	8
Net loss	—	—	—	—	—	(24,199)	(24,199)
March 31, 2026	—	$—	1,999,041	$20	$1,284,267	$(1,271,580)	$12,707
Stock-based compensation	—	—	—	—	569	—	569
Issuance of pre-funded warrants in exchange for common stock	—	—	(50,000)	(1)	1	—	—
Net loss	—	—	—	—	—	(8,581)	(8,581)
June 30, 2026	—	$—	1,949,041	$19	$1,284,837	$(1,280,161)	$4,695
Stock based compensation	—	—	—	—	526	—	526
Issuance of common stock in connection with August 2026 Public Offering, net of issuance cost	—	—	335,001	4	250	—	254
Issuance of pre-funded warrants in connection with August 2026 Public Offering, net of issuance cost	—	—	—	—	2,559	—	2,559
Issuance of common warrants in connection with August 2026 Public Offering, net of issuance	—	—	—	—	2,048	—	2,048
Exercise of pre-funded warrants	—	—	1,713,221	17	12	—	29
Issuance of shares in connection with 2024 Sales Agreement, net of issuance costs	—	—	107,449	1	559	—	560
Net Loss	—	—	—	—	—	(8,120)	(8,120)
September 30, 2026	—	$—	4,104,712	$41	$1,290,791	$(1,288,281)	$2,551

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
December 31, 2024	424,478	$4	$1,233,797	$(1,239,799)	$(5,998)
Stock-based compensation	—	—	1,164	—	1,164
Issuance of common stock in connection with March 2025 Offerings, net of issuance costs	98,724	1	2,221	—	2,222
Issuance of pre-funded warrants in connection with March 2025 Offerings, net of issuance costs	—	—	2,447	—	2,447
Issuance of common warrants in connection with March 2025 Offerings, net of issuance costs	—	—	4,174	—	4,174
Net loss	—	—	—	(10,616)	(10,616)
March 31, 2025	523,202	$5	$1,243,803	$(1,250,415)	$(6,607)
Stock-based compensation	—	—	1,135	—	1,135
Issuance of common stock under employee benefit plans, net of shares received to settle minimum tax obligation for vesting of restricted stock awards	1,219	—	77	—	77
Cancellation of restricted stock awards	(25)	—	—	—	—
Exercise of pre-funded warrants	11,113	—	2	—	2
Net loss	—	—	—	(8,593)	(8,593)
June 30, 2025	535,509	$5	$1,245,017	$(1,259,008)	$(13,986)
Recognition of stock based compensation	—	—	924	—	924
Issuance of common stock in connection with July 2025 Financings, net of issuance costs	76,928	1	1,798	—	1,799
Issuance of prefunded warrants in connection with July 2025 Financings, net of issuance costs	—	—	1,792	—	1,792
Issuance of common warrants in connection with July 2025 Financings, net of issuance costs	—	—	2,504	—	2,504
Exercise of pre-funded warrant	24,350	—	5	—	5
Net loss	—	—	—	(7,729)	(7,729)
September 30, 2025	636,787	$6	$1,252,040	$(1,266,737)	$(14,691)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CURIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(40,900)	$(26,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26	133
Non-cash lease expense	1,037	942
Stock-based compensation expense	1,670	3,223
Non-cash activity related to the sale of future royalties	—	44
Issuance costs associated with warrant liabilities	1,406	—
Change in fair value of warrant liabilities	10,860	—
Changes in operating assets and liabilities:
Accounts receivable	—	106
Prepaid expenses and other assets	57	1,497
Accounts payable and accrued liabilities	2,326	1,149
Operating lease liability	(878)	(986)
Total adjustments	16,504	6,108
Net cash used in operating activities	(24,396)	(20,830)
Cash flows from investing activities:
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock, preferred stock, pre-funded warrants, and common warrants, net of issuance costs	24,349	15,471
Payment of liability of future royalties, net of imputed interest	—	(5,587)
Net cash provided by financing activities	24,349	9,884
Net decrease in cash and cash equivalents and restricted cash	(47)	(10,946)
Cash and cash equivalents and restricted cash, beginning of period	5,605	20,541
Cash and cash equivalents and restricted cash, end of period	$5,558	$9,595
Supplemental cash flow data:
Reclassification of January 2026 Series A Common Warrants and January 2026 Series C Common Warrants liability to equity	$28,599	$—
Conversion of preferred stock to common stock and pre-funded warrants upon shareholder approval, net of issuance costs	$2,261	$—
Issuance costs in accounts payable and accrued expenses	$296	$449
Cash paid for interest	$—	$1,531
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$5,014	$9,051
Restricted cash	544	544
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$5,558	$9,595

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

The Company is subject to risks common to companies in the biotechnology industry as well as risks that are specific to the Company’s business, including, but not limited to: the Company’s ability to obtain adequate financing to fund its operations; the Company’s ability to continue as a going concern; the Company’s ability to advance and expand its research and development program for emavusertib; the Company’s ability to maintain compliance with Nasdaq’s continued listing requirements; the Company’s ability to establish strategic collaborations; the Company’s reliance on third parties to conduct clinical trials of emavusertib; the Company’s ability to execute on its overall business strategies; the Company’s ability to obtain and maintain necessary intellectual property protection; development by the Company’s competitors of new or better technological innovations; the Company’s ability to comply with regulatory requirements; and the Company’s ability to obtain and maintain applicable regulatory approvals and commercialize any approved drug candidates.

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

The Company will require substantial funds in the immediate term to maintain its research and development program and support operations. The Company has incurred losses and cash outflows from operations since its inception. The Company had an accumulated deficit of $1.3 billion as of September 30, 2026, and incurred a net loss of $40.9 million and used $24.4 million of cash in operations for the nine months ended September 30, 2026. The Company expects to continue to generate operating losses in the foreseeable future.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has concluded there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued. In October 2026, the Company closed a private placement of common stock, pre-funded warrants and common warrants (the “October 2026 Private Placement,” as described in Note 7(i)) for net proceeds of approximately $7.5 million, after deducting placement agent fees and offering expenses. Based on the Company’s $5.0 million of existing cash and cash equivalents at September 30, 2026, together with the proceeds from the October 2026 Private Placement, recurring losses and cash outflows from operations since inception, an expectation of continuing losses and cash outflows from operations for the foreseeable future and the need to raise substantial additional capital to finance the Company’s future operations, the Company concluded it does not have sufficient cash on hand to fund current operations for a period of 12 months from the date of filing this Quarterly Report on Form 10-Q. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company plans to seek additional funding through a number of potential avenues, including private or public equity financings, exercise of outstanding warrants, collaborations, or other strategic transactions. The Company has faced and expects to continue to face substantial difficulties in raising capital. The Company may not be able to obtain funding on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. The Company’s ability to raise additional funds will depend on, among other factors, financial, economic and market conditions, as well as maintaining the Company’s listing on Nasdaq, many of which are outside of its control, and it may be unable to raise financing when needed, or on terms favorable to the Company. If necessary funds are not available, the Company will have to delay, reduce the scope of, or eliminate its development of emavusertib, potentially delaying the time to market for or preventing the marketing of emavusertib, which would have a material adverse effect on the Company’s operations and future prospects. If the Company is unable to obtain sufficient capital, the Company would be unable to fund its operations and may be required to evaluate alternatives, which could include dissolving and liquidating its assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when the Company would otherwise exhaust its cash resources. If the Company decides to dissolve and liquidate its assets or to seek protection under the bankruptcy laws, it is unclear to what extent the Company would be able to pay its obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.

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

In the opinion of the management of the Company, the unaudited Condensed Consolidated Financial Statements contain all adjustments (all of which were considered normal and recurring) necessary for a fair statement of the Company’s financial position at September 30, 2026; the results of operations for the three and nine-month periods ended September 30, 2026 and 2025; convertible preferred stock and stockholders’ equity for the three and nine-month periods ended September 30, 2026 and 2025; and the cash flows for the nine-month periods ended September 30, 2026 and 2025. The Condensed Consolidated Balance Sheet at December 31, 2025 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

(c)	New Accounting Pronouncements

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

In accordance with the fair value hierarchy, the following tables show the fair value as of September 30, 2026 and December 31, 2025 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair value.

	Quoted Prices in
	Active Markets	Other Observable	Unobservable
(in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Fair Value
As of September 30, 2026:
Assets:
Cash equivalents:
Money market funds	$4,264	$—	$—	$4,264
Total assets at fair value	$4,264	$—	$—	$4,264

	Quoted Prices in
	Active Markets	Other Observable	Unobservable
(in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Fair Value
As of December 31, 2025:
Cash equivalents:
Money market funds	$4,006	$—	$—	$4,006
Total	$4,006	$—	$—	$4,006

4.	Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Employee related	$1,875	$1,623
Research and development	5,287	4,706
Professional and legal	724	932
Other	150	13
Total	$8,036	$7,274

5.	Lease

The Company has a single lease for real estate, including laboratory and office space, and certain equipment, in Lexington, Massachusetts which commenced on May 1, 2020. The lease will expire on April 30, 2027.

As of September 30, 2026, the Company had an operating lease liability of $0.7 million and related right-of-use asset of $0.9 million related to its operating lease. As of December 31, 2025, the Company had an operating lease liability of $1.6 million and related right-of-use asset of $1.9 million related to its operating lease.

The Company recorded lease cost of $0.4 million for each of the three months ended September 30, 2026 and 2025. The Company recorded lease cost of $1.1 million for each of the nine months ended September 30, 2026 and 2025. The Company paid $0.3 million and $0.4 million in rent during the three months ended September 30, 2026 and 2025, respectively. The Company paid $1.0 million and $1.2 million in rent during the nine months ended September 30, 2026 and 2025, respectively. The discount rate associated with the Company’s right-of-use asset is 10%.

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

As of September 30, 2026, the Company has licensed the following programs under the collaboration:

1.	IRAK4 Program - a precision oncology program of small molecule inhibitors of IRAK4. The development candidate is emavusertib.
2.	PD1/TIM3 Program - an immuno-oncology program of small molecule antagonists of PD1 and TIM3 immune checkpoint pathways. The development candidate is CA-327.
3.	An immuno-oncology program.

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

Prior to the sale of Erivedge, the Company recognized $3.2 million and $8.3 million in royalty revenues under the Genentech collaboration during the three and nine months ended September 30, 2025, respectively. Cost of royalties comprised payments to university licensors and was not material for the three and nine months ended September 30, 2025. Prior to the sale of Erivedge, a significant portion of royalty revenues received from Genentech on net sales of Erivedge was paid to Oberland pursuant to the Oberland Purchase Agreement.

7.	Stockholders’ Equity

(a)Charter Amendment

In March 2026, the Company’s stockholders approved an increase to the number of authorized shares of its common stock from 68,343,750 shares to 283,757,150 shares.

In May 2026, the Company’s stockholders approved an increase to the number of authorized shares of its common stock from 283,757,150 shares to 567,514,300 shares.

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

The Company sold 107,449 shares of common stock under the 2024 Sales Agreement during both the three and nine months ended September 30, 2026. The Company sold no shares of common stock during the three and nine months ended September 30, 2025. As of September 30, 2026, $98.2 million of shares of common stock remained available for sale under the 2024 Sales Agreement. On July 1, 2025, the Company notified Cantor and JonesTrading that it terminated the prospectus, dated April 12, 2024, related to the 2024 Sales Agreement. On August 8, 2025, the Company filed a new prospectus relating to the shares of common stock to be issued and sold pursuant to the 2024 Sales Agreement. As long as the Company’s public float is under $75.0 million, it is restricted from selling shares of its common stock under its shelf registration statement on Form S-3, including those sold under the 2024 Sales Agreement to an amount, in aggregate, that is no more than one-third of the Company’s public float during the 12 month period immediately prior to, and including, any such sale.

(c)October 2024 Offerings

In October 2024, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold: (i) in a registered direct offering, 119,933 shares of the Company’s common stock and (ii) in a concurrent private placement, warrants to purchase up to an aggregate of 119,933 shares of the Company’s common stock (the “October 2024 Common Warrants”), at an exercise price of $98.40 per share. The registered direct offering and concurrent private placement are collectively referred to as the “October 2024 Offerings”. The October 2024 Common Warrants were exercisable immediately upon closing on October 30, 2024 and will expire five years following the issuance date. The combined purchase price for one share of common stock and the associated October 2024 Common Warrant was $100.90. The net proceeds to the Company from the October 2024 Offerings were approximately $10.8 million, excluding the proceeds from any exercise of the October 2024 Common Warrants.

The Company concluded the October 2024 Common Warrants meet the equity scope exception under ASC 815-40. The total net proceeds were allocated to the common stock and the October 2024 Common Warrants based on the relative fair value. The relative fair value of the common stock and October 2024 Common Warrants were $6.0 million and $4.8 million, respectively.

(d)March 2025 Offerings

In March 2025, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold: (i) in a registered direct offering, 98,724 shares of the Company’s common stock and (ii) in a concurrent private placement, (a) in lieu of shares to certain investors, pre-funded warrants to purchase up to an aggregate of 109,204 shares of common stock (the “March 2025 Pre-Funded Warrants”), at an exercise price of $0.20 per share, and (b) warrants to purchase up to an aggregate of 415,846 shares of common stock (the “March 2025 Common Warrants”), at an exercise price of $48.20 per share. The March 2025 Pre-Funded Warrants and the March 2025 Common Warrants are collectively referred to as “March 2025 Warrants”. The registered direct offering and concurrent private placement are collectively referred to as the “March 2025 Offerings”. Each March 2025 Pre-Funded Warrant was exercisable immediately upon issuance and continuing through and including the date the March 2025 Pre-Funded Warrant is exercised in full. Each March 2025 Common Warrant was exercisable beginning on the effective date of stockholder approval of the issuance of the shares of common stock upon exercise of the March 2025 Common Warrants, which occurred on May 20, 2025, and has a term of five years from the date of issuance. The combined purchase price for one share of the Company’s common stock and the associated March 2025 Common Warrant was $48.20. The combined purchase price for one March 2025 Pre-Funded Warrant and the associated March 2025 Common Warrant was $48.00. The net proceeds to the Company from the March 2025 Offerings were approximately $8.8 million, excluding the proceeds from any exercise of the March 2025 Warrants.

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

During the three and nine months ended September 30, 2026, 9,321 and 47,521 shares of common stock, respectively were issued upon the exercise of March 2025 Pre-Funded Warrants.

(e)July 2025 Offerings

In July 2025, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold: (i) in a registered direct offering, 76,928 shares of the Company’s common stock and (ii) in a concurrent private placement, (a) in lieu of shares to certain investors, pre-funded warrants to purchase up to an aggregate of 76,926 shares of common stock (the “July 2025 Pre-Funded Warrants”), at an exercise price of $0.20 per share, and (b) warrants to purchase up to an aggregate of 153,854 shares of common stock (the “July 2025 Common Warrants”), at an exercise price of $43.00 per share. The July 2025 Pre-Funded Warrants and the July 2025 Common Warrants are collectively referred to as “July 2025 Warrants”. The registered direct offering and concurrent private placement are collectively referred to as the “July 2025 Offerings”. Each July 2025 Pre-Funded Warrant was exercisable immediately upon issuance and continuing through and including the date the July 2025 Pre-Funded Warrant is exercised in full. Each July 2025 Common Warrant was exercisable immediately upon issuance and has a term of five years from the date of issuance. The combined purchase price for one share of the Company’s common stock and the associated July 2025 Common Warrant was $45.50. The combined purchase price for one July 2025 Pre-Funded Warrant and the associated July 2025 Common Warrant was $45.30. The net proceeds to the Company from the July 2025 Offerings were approximately $6.1 million, excluding the proceeds from any exercise of the July 2025 Warrants.

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

During the three and nine months ended September 30, 2026, 21,980 shares of common stock were issued upon the exercise of July 2025 Pre-Funded Warrants.

(f)January 2026 Private Placement

In January 2026, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold an aggregate of (i) 20,195 shares of its Series B convertible non-redeemable preferred stock, par value $0.01 per share (the “January 2026 Series B Preferred Stock”), (ii) Series A warrants (the “January 2026 Series A Common Warrants”) to purchase 1,346,346 shares of the Company’s common stock (or, in certain circumstances, pre-funded warrants to purchase shares of Common Stock (the “January 2026 Pre-Funded Warrants”), (iii) Series B warrants (the “January 2026 Series B Common Warrants”) to purchase 1,346,346 shares of common stock (or, in certain circumstances, January 2026 Pre-Funded Warrants) and (iv) Series C warrants to purchase 1,346,346 shares of common stock (or, in certain circumstances, January 2026 Pre-Funded Warrants) (the “January 2026 Series C Common Warrants” and, together with the January 2026 Series A Common Warrants and the January 2026 Series B Common Warrants, the “January 2026 Warrants”) in a private placement (the “January 2026 Private Placement”). Each share of January 2026 Series B Preferred Stock was sold together with a January 2026 Series A Common Warrant to purchase 66.6665 shares of common stock, a January 2026 Series B Common Warrant to purchase 66.6665 shares of common stock and a January 2026 Series C Common Warrant to purchase 66.6665 shares of common stock (collectively, a “Security”). The Securities were sold at a purchase price of $1,000.00 per Security. The January 2026 Warrants each have an exercise price of $15.00 per share, subject to conditions defined in the financing agreement as described below with respect to the January 2026 Series B Common Warrants, and have the following termination conditions:

●	Series A Common Warrants terminate on January 8, 2031;
●	Series B Common Warrants terminate 30 days after the Company announces dosing of the fifth patient in the Phase 2 clinical trial in CLL, which occurred on July 30, 2026, subject to conditions defined in the financing agreement, as described below; and
●	Series C Common Warrants terminate on July 8, 2027.

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

The Company received initial gross proceeds from the offering of $20.2 million, before deducting $1.6 million of issuance costs related to the offering, which consisted of placement agent fees and offering expenses payable by the Company for net proceeds of approximately $18.6 million, excluding the proceeds from any exercise of the January 2026 Warrants.

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

The Company estimated the fair value of each instrument on the date of issuance as follows: $8.2 million for the Series A Common Warrants, $3.7 million for the Series B Common Warrants, and $5.9 million for the Series C Common Warrants, with the remaining $2.5 million of gross proceeds assigned to the Series B Preferred Stock. In estimating the fair values of the January 2026 Warrants at issuance, the Company assumed that it was more likely than not, or 51% probable, that the Company’s stockholders would approve both an increase in the number of authorized shares of common stock and the issuance of shares of common stock upon the exercise of the January 2026 Warrants in accordance with Nasdaq Listing Rules 5635(c) and (d). The Company assigned the issuance costs to the financial instruments in a manner consistent with the proceeds. The Company expensed approximately $1.4 million in issuance costs for the common stock warrants that are classified as liabilities during the nine months ended September 30, 2026. The Company recorded approximately $0.2 million in issuance costs as a reduction to additional paid in capital on the Condensed Consolidated Balance Sheets for the Series B Preferred Stock that was classified as mezzanine equity.

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

The terms of the January 2026 Series B Common Warrants provided that they would terminate upon the 30th calendar day following the date on which the Company publicly announces that the fifth patient has been dosed in the Company’s Phase 2 clinical trial of emavusertib in combination with an approved Bruton Tyrosine Kinase Inhibitor in chronic lymphocytic leukemia (the “Initial Termination Date”) and, if the closing sale price of the Company’s common stock at the Initial Termination Date was below the exercise price of $15.00 per share, such exercise price would be reset to the closing sale price of the Company’s common stock on the Initial Termination Date (provided that the exercise price would not be reduced to less than 50% of the initial exercise price) and the Initial Termination Date would be extended an additional 30 days. The Company announced the dosing of the fifth patient on July 30, 2026. On August 29, 2026, the exercise price of the January 2026 Series B Common Warrants was reset to $7.50 and the Initial Termination Date was extended by 30 days. On September 28, 2026, the January 2026 Series B Common Warrants expired unexercised. The January 2026 Series B Common Warrants did not meet the equity scope exception due to the exercise price reset feature and were liability-classified until the warrants expired. During the three and nine months ended September 30, 2026, the Company recognized a gain of $0.6 million and $3.7 million, respectively, related to the change in fair value of the January 2026 Series B Common Warrants, which is recorded as a component of other expense, net on the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2026.

The Company concluded the January 2026 Pre-Funded Warrants issued in connection with the Automatic Conversion were classified as equity. The $2.5 million originally assigned to the Series B Preferred Stock was allocated to the common stock and January 2026 Pre-Funded Warrants as follows: $2.4 million to the common stock and $0.1 million to the January 2026 Pre-Funded Warrants.

During the three and nine months ended September 30, 2026, 33,587 shares of common stock were issued upon the exercise of January 2026 Pre-Funded Warrants. Since September 30, 2026, 33,335 and 33,335 shares of common stock were issued upon the exercise of January 2026 Series A Common Warrants and January 2026 Series C Common Warrants, respectively.

(g)August 2026 Public Offering

In August 2026, the Company completed the August 2026 Public Offering with certain new and existing healthcare-focused institutional investors for the purchase and sale of 335,001 shares of common stock of the Company together with warrants to purchase up to 3,733,334 shares of common stock (the “August 2026 Warrants”) at a combined public offering price of $1.50 per share and accompanying common warrant, and in lieu of common stock, to certain investors, Pre-Funded Warrants to purchase up to 3,398,333 shares of common stock at a combined public offering price of $1.49 per pre-funded warrant and accompanying common warrant. The common warrants have an exercise price of $1.75 per share, are immediately exercisable and expire five years from the issuance date. The pre-funded warrants have an exercise price of $0.01 per share and are immediately exercisable until exercised in full. The net proceeds to the Company from the August 2026 Public Offering were approximately $4.8 million, excluding the proceeds from any exercise of the August 2026 Warrants.

The Company concluded that both the August 2026 Pre-Funded Warrants and the August 2026 Common Warrants meet the equity scope exception under ASC 815-40. The total net proceeds were allocated to common stock, August 2026 Pre-Funded Warrants, and August 2026 Common Warrants based on their relative fair values. The relative fair value of the common stock, August 2026 Pre-Funded Warrants, and August 2026 Common Warrants were $0.3 million, $2.6 million, and $2.0 million, respectively.

Since September 30, 2026, 920,000 and 1,856,833 shares of common stock were issued upon the exercise of August 2026 Pre-Funded Warrants and August 2026 Common Warrants, respectively. The net proceeds from the exercise of the August 2026 Common Warrants were approximately $1 million.

The Company calculated the fair value of the October 2024 Common Warrants, March 2025 Common Warrants, July 2025 Common Warrants, January 2026 Common Warrants, and the August 2026 Common Warrants using the Black-Scholes option pricing model with the following weighted average inputs:

		January 2026	January 2026
	August 2026	Series A and C	Series A, B, and C	July 2025	March 2025	October 2024
	Common Warrants	Common Warrants	Common Warrants	Common Warrants	Common Warrants	Common Warrants
	as of August 14, 2026	as of March 17, 2026	as of January 8, 2026	as of July 3, 2025	as of March 31, 2025	as of October 28, 2024
	(issuance date)	(reclassification date)	(issuance date)	(issuance date)	(issuance date)	(issuance date)
Stock price	$1.80	$17.80	$16.80	$43.00	$48.20	$98.40
Exercise price	$1.75	$15.00	$15.00	$43.00	$48.20	$98.40
Expected term (years)	2.74	2.66	2.35	4.05	1.81	4.78
Risk-free interest rate	4.1%	3.7%	3.6%	3.9%	4.1%	4.1%
Expected volatility	100%	100%	94%	109%	105%	117%
Expected dividend yield	None	None	None	None	None	None

The following table summarizes the changes in the fair value of warrant liabilities, which were classified as Level 3 within fair value hierarchy:

	January 2026	January 2026	January 2026	Total
	Series A	Series B	Series C	Level 3
	Common Warrants	Common Warrants	Common Warrants	Financial Liabilities
Balance, as of December 31, 2025	$—	$—	$—	$—
Initial fair value of warrant liabilities	8,169	3,652	5,918	17,739
Change in fair value of warrant liability	8,536	(3,652)	5,976	10,860
Reclassification of warrant liabilities to equity	(16,705)	—	(11,894)	(28,599)
Balance, as of September 30, 2026	$—	$—	$—	$—

(h)Common Stock Exchange

In April 2026, the Company exchanged with a shareholder 50,000 shares of the Company’s common stock, par value $0.01 per share for pre-funded warrants to purchase 50,000 shares of the Company common stock (“April 2026 Pre-Funded Warrants”). The exchange was accounted for as an equity-for-equity transaction. The Company concluded that the April 2026 Pre-Funded Warrants meet the equity scope exception under ASC 815-40. During the three and nine months ended September 30, 2026, 50,000 shares of common stock were issued upon the exercise of April 2026 Pre-Funded Warrants. As of September 30, 2026, there are no April 2026 Pre-Funded Warrants outstanding.

(i) October 2026 Private Placement

In October 2026, the Company entered into securities purchase agreements with certain existing healthcare focused institutional investors for the purchase and sale of 2,574,517 shares of common stock and in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 14,092,163 shares of common stock (the “October 2026 Pre-Funded Warrants”) and common warrants to purchase up to 16,666,680 shares of common stock (the “October 2026 Common Warrants”) at an effective combined price of $0.51 per share of common stock and accompanying October 2026 Common Warrant (or $0.50 per October 2026 Pre-Funded Warrant and accompanying October 2026 Common Warrant) (the “October 2026 Private Placement”). The October 2026 Common Warrants have an exercise price of $0.60 per share, will be exercisable on April 19, 2027 and will expire on April 19, 2032. The October 2026 Pre-Funded Warrants have an exercise price of $0.01 per share and are exercisable immediately until exercised in full.

The Company amended certain existing January 2026 Common Warrants to purchase up to 1,126,676 shares of common stock at an exercise price of $15.00 per share to reduce the exercise price to $0.60 per share. The Company also provided notice and consent to the holders of the August 2026 Common Warrants to purchase up to 3,733,334 shares of common stock at an exercise price of $1.75 per share. The Company offered, subject to consent of the holder, a reduction of the exercise price of August 2026 Common Warrants to $0.60.

The net proceeds from the October 2026 Private Placement were approximately $7.5 million, after deducting placement agents fees and other expenses

8.	Stock Plans and Stock-Based Compensation

As of September 30, 2026, the Company had three stockholder-approved, stock-based compensation plans: (i) the 2026 Incentive Plan (“2026 Plan”), (ii) the Fifth Amended and Restated 2010 Stock Incentive Plan, as amended (“2010 Plan”), and (iii) the Amended and Restated 2010 Employee Stock Purchase Plan (“ESPP”). New employees are generally issued options as an inducement equity award under Nasdaq Listing Rule 5635(c)(4) outside of the 2010 Plan and, effective as of March 17, 2026, the 2026 Plan (“Inducement Awards”).

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

During the nine months ended September 30, 2026, the Company’s board of directors granted options to purchase 315,574 shares of the Company’s common stock to executive officers and employees of the Company under the 2026 Plan. These options vest and become exercisable as to 25% of the shares underlying the award after the first year and as to an additional 6.25% of the shares underlying the award in each subsequent quarter, based upon continued employment over a four year period.

During the nine months ended September 30, 2026, the Company’s board of directors granted options to its non-employee directors to purchase 34,000 shares of common stock under the 2026 Plan, which will vest and become exercisable one year from the date of grant.

As of September 30, 2026, 33,733 shares remained available for grant under the 2026 Plan.

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

Following approval of the 2026 Plan, no additional awards will be made under the 2010 Plan, although all outstanding awards under the 2010 Plan will remain in effect. During the nine months ended September 30, 2026, and prior to the approval of the 2026 Plan, no options or stock awards were granted under the 2010 Plan.

Inducement Awards

The Company grants Inducement Awards to certain new employees. These options generally vest as to 25% of the shares underlying the option on the first anniversary of the grant date, and as to an additional 6.25% of the shares underlying the option on each successive quarter thereafter. These options are granted at an exercise price that equals the closing market price of the Company’s common stock on the grant date. During the nine months ended September 30, 2026, no Inducement Awards were granted.

Stock Options

A summary of stock option activity under the 2026 Plan, 2010 Plan, and Inducement Awards are summarized as follows:

		Weighted
		Average	Weighted
		Exercise	Average
	Number of	Price per	Remaining	Aggregate
	Shares	Share	Contractual Life	Intrinsic Value
Outstanding, December 31, 2025	121,534	$332.26	7.80	$—
Granted	349,574	5.29
Exercised	—	—
Canceled/Forfeited	(15,940)	423.12
Outstanding, September 30, 2026	455,168	$77.96	9.06	$—
Exercisable at September 30, 2026	66,469	$455.72	5.82	$—
Vested and unvested expected to vest at September 30, 2026	455,168	$77.96	9.06	$—

The weighted average grant date fair value of the stock options granted during the nine months ended September 30, 2026 and the nine months ended September 30, 2025 was $4.53 and $42.60 respectively and was calculated using the following estimated assumptions under the Black-Scholes option pricing model:

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Expected term (years)	6.0	6.0
Risk free interest rate	4.3%	3.9% - 4.4%
Expected volatility	113%	113% - 114%
Expected dividends	None	None

As of September 30, 2026, there was $3.7 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, which is expected to be recognized as expense over a weighted average period of 2.7 years. There were no employee stock options exercised during each of the nine months ended September 30, 2026 and 2025.

Restricted Stock Awards

There were no restricted stock awards outstanding as of September 30, 2026 and no restricted stock awards vested or were forfeited during each of the nine months ended September 30, 2026. During the nine months ended September 30, 2025, 1,982 restricted stock awards vested and 25 restricted stock awards were forfeited.

Restricted Stock Units

The following table presents a summary of RSUs under the 2010 Plan as of September 30, 2026:

		Weighted
		Average Grant
	Number of Shares	Date Fair Value
Unvested, December 31, 2025	12,870	$62.60
Awarded	—	—
Vested	(3,669)	62.60
Forfeited	(3,962)	62.60
Unvested, September 30, 2026	5,239	$62.60

As of September 30, 2026, there was $0.3 million of unrecognized compensation costs related to RSUs, which are expected to be recognized as expense over a remaining weighted average period of 2.3 years. The fair value of RSUs that vested during the nine months ended September 30, 2026 was $0.1 million.

Amended and Restated 2010 Employee Stock Purchase Plan

The Company has reserved 25,000 shares of common stock for issuance under the ESPP. Eligible employees may purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning of the enrollment period or ending date of the purchase period within a two-year enrollment period, as defined. The Company has four six-month purchase periods per each two-year enrollment period. If, within any one of the four purchase periods in an enrollment period, the purchase period ending stock price is lower than the stock price at the beginning of the enrollment period, the two-year enrollment resets at the new lower stock price. No shares were issued under the ESPP during the three and nine months ended September 30, 2026. During the nine months ended September 30, 2025, 1,833 shares were issued under the ESPP. As of September 30, 2026, there were 17,891 shares available for future purchase under the ESPP.

Stock-Based Compensation Expense

For the three and nine months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense to the following line items in its costs and expenses section of the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Research and development	$235	$368	$750	$1,452
General and administrative	291	556	920	1,771
Total stock-based compensation expense	$526	$924	$1,670	$3,223

9.	Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three and nine months ended September 30, 2026 and 2025, because the effect of adjusting the weighted average number of common shares outstanding during the period for the potential dilutive effect of common stock equivalents would be antidilutive due to the Company’s net loss position for these periods. The following pre-funded warrants have been included in in the weighted-average number of shares of common stock used to calculate net loss per share, basic and diluted, attributable to common stockholders because the shares may be issued for little or no consideration, they are fully vested and immediately exercisable upon their issuance date:

	As of September 30,
	2026	2025
March 2025 Pre-Funded Warrants	16,470	73,741
July 2025 Pre-Funded Warrants	54,946	76,926
January 2026 Pre-Funded Warrants	561	—
August 2026 Pre-Funded Warrants	1,800,000	—
Total common stock equivalents	1,871,977	150,667

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2026	2025
October 2024 Common Warrants	119,933	119,933
March 2025 Common Warrants	415,846	415,846
July 2025 Common Warrants	153,854	153,854
January 2026 Series A Common Warrants	1,346,346	—
January 2026 Series C Common Warrants	1,346,346	—
August 2026 Common Warrants	3,733,334	—
Stock options outstanding	455,168	118,574
Unvested RSAs	—	—
Unvested RSUs	5,239	13,170
Total anti-dilutive common stock equivalents	7,576,066	821,377

10.	Segment Information

The Company has determined that it operates in a single reportable segment, which is the research and development of innovative drug candidates for the treatment of human cancer. Resources are allocated and performance is assessed by the Company’s President and Chief Executive Officer, whom the Company has determined to be its Chief Operating Decision Maker (CODM).

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

In addition to the significant categories included within net loss presented on the Company’s Condensed Consolidated Statement of Operations, the following table is representative of the significant expense categories for the three and nine months ended September 30, 2026 and 2025, including a reconciliation to Net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues, net	$—	$3,176	$—	$8,305
Direct research and development	3,638	3,635	11,836	12,910
Research and development employee related	1,647	2,444	6,009	8,345
General and administrative employee related	1,089	1,807	3,997	5,654
Professional, legal, and consulting	1,237	1,164	5,164	3,246
Change in fair value of warrant liability	(600)	—	10,860	—
Other segment items (1)	1,109	1,855	3,034	5,088
Net loss	$8,120	$7,729	$40,900	$26,938
(1)Other segment items for the three and nine months ended September 30, 2026 include facility related costs, insurance costs, and interest income. Other segment items for the three and nine months ended September 30, 2025 include cost of royalties, facility related costs, insurance costs, expense related to the sale of future royalties, and interest income.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements, based on current expectations and related to future events and our future financial and operational performance, that involve risks and uncertainties. You should review the discussion above under the heading “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and the risk factors detailed further in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K, as supplemented by the updated risk factors discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used throughout this report, the terms “the Company,” “we,” “us,” and “our” refer to the business of Curis, Inc. and its wholly owned subsidiary, except where the context otherwise requires, and the term “Curis” refers to Curis, Inc. Unless otherwise indicated, in this Quarterly Report on Form 10-Q, all applicable share amounts, per share amounts and exercise prices have been adjusted to reflect a 1-for-20 reverse stock split of Curis’ common stock, or the Reverse Stock Split.

Overview

We are a biotechnology company focused on the development of emavusertib (CA-4948), an orally available, small molecule inhibitor of Interleukin-1 receptor associated kinase, or IRAK4 and FMS-like tyrosine kinase 3 or FLT3. Emavusertib is currently being evaluated in the TakeAim Lymphoma Phase 1/2 study (CA-4948-101) in patients with relapsed/refractory primary central nervous system lymphoma, or PCNSL, in combination with ibrutinib, a Bruton Tyrosine Kinase inhibitor or BTK inhibitor and in our recently initiated TakeAim CLL study, a Phase 2 combination study of emavusertib in chronic lymphocytic leukemia, or CLL, with zanubrutinib, a BTK inhibitor. Our monotherapy and combination studies of emavusertib in AML are substantially complete. Emavusertib has received Orphan Drug Designation from the U.S. Food and Drug Administration, or FDA, for the treatment of PCNSL, AML and MDS and from the European Commission for the treatment of PCNSL. We, through our 2015 collaboration with Aurigene Discovery Technologies Limited, or Aurigene, have the exclusive license to emavusertib.

Emavusertib

Emavusertib is a small molecule inhibitor of Interleukin-1 receptor associated kinase, or IRAK4, and FMS‐like tyrosine kinase 3, or FLT3. IRAK4 plays an essential role in the toll-like receptor, or TLR, and interleukin-1 receptor, or IL-1R, signaling pathways, which are frequently dysregulated in patients with cancer. TLRs and the IL-1R family signal through the adaptor protein Myeloid Differentiation Primary Response Protein 88, or MYD88, which results in the assembly and activation of IRAK4, initiating a signaling cascade that induces cytokine and survival factor expression mediated by the NF-κB protein complex. Many B-cell leukemias and lymphomas are associated with constitutive activation of the NF-κB protein complex, which contributes to these cancers’ proliferation and survival. The B-cell receptor, or BCR, and TLR pathways drive NF-κB activation. Preclinical studies have demonstrated that targeting both the BCR and TLR pathways is more synergistic than targeting either pathway alone. Similarly, preclinical studies targeting IRAK4 in combination with FLT3 have demonstrated the ability to overcome the adaptive resistance incurred when targeting FLT3 alone. In acute myeloid leukemia, or AML, emavusertib has shown monotherapy anti-tumor activity, particularly those with a FLT3 mutation, as well as synergy with both azacitidine and venetoclax. In non-Hodgkin’s lymphoma patients, emavusertib has shown anti-tumor activity in combination with a BTK inhibitor.

In January 2026, we announced that we are focusing our operations on our ongoing Phase 1/2 study in relapsed/refractory, or R/R, PCNSL evaluating emavusertib in combination with ibrutinib and our recently initiated Phase 2 study evaluating emavusertib in combination with zanubrutinib in CLL. Our monotherapy and combination studies of emavusertib in AML are substantially complete, with additional funding, we plan to continue development of emavusertib in AML.

TakeAim CLL

In August 2025, we announced a Phase 2 open label clinical study of emavusertib in combination with zanubrutinib in frontline CLL (CA-4948-203, NCT07271667), also known as the TakeAim CLL study. In July 2026, we announced the first five patients in the study had been dosed.

TakeAim Lymphoma

Emavusertib is currently undergoing testing in combination with ibrutinib in a Phase 1/2 open-label, single arm expansion trial in patients with R/R PCNSL (CA-4948-101, NCT03328078), also known as the TakeAim Lymphoma Phase 1/2 study. In June 2022 and December 2023, we provided preliminary clinical data for patients with various hematological malignancies in the combination portion of the ongoing TakeAim Lymphoma Phase 1/2 study. In December 2023, we provided clinical and safety data of emavusertib in combination with ibrutinib in several non-Hodgkin’s lymphoma subtypes, including PCNSL. In July and December 2024, emavusertib was granted Orphan Drug Designation by the European Commission and the U.S. Food and Drug Administration, or FDA, respectively, for the treatment of patients with PCNSL. In September 2024, March 2025, November 2025, and July 2026 we provided additional clinical data of emavusertib in combination with ibrutinib in R/R PCNSL. In March 2025, we announced that we had completed productive meetings with both the European Committee for Medicinal Products for Human Use, or CHMP, and the FDA on the suitability of using the ongoing TakeAim Lymphoma Phase 1/2 study to support a potential accelerated regulatory path for a Conditional Marketing Authorization, or CMA, submission in Europe and a New Drug Application, or NDA, submission in the U.S.

For submission in Europe, we engaged CHMP for scientific advice on the potential for a CMA submission, with the following feedback:

●	Current, single-arm, study could support a CMA;
●	Primary endpoint of Overall Response Rate, or ORR, for a single-arm study is supported;
●	45 patients may be sufficient to support a CMA, assuming compelling and consistent results;
●	Due to the rarity of the disease the proposed size of the safety database may be acceptable and will be a review issue for CMA; and
●	Contribution of effect of each of emavusertib and ibrutinib as well as the emavusertib/ibrutinib combination in a BTKi-naïve population is required for CMA.

For submission in the U.S., we discussed with the FDA the potential for an NDA submission for Accelerated Approval based on the lack of approved treatments, with the following feedback:

●	Current, single-arm, study could support a submission for Accelerated Approval;
●	ORR, supported by adequate duration of response, could be acceptable for Accelerated Approval;
●	The number of patients needed to support safety and efficacy is a review issue, which is part of the NDA submission process; and
●	An analysis of 100 mg vs 200 mg emavusertib dosing and contribution of effect of emavusertib, ibrutinib, and the emavusertib/ibrutinib combination in a BTKi-naïve population is required prior to NDA submission.

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

Liquidity and Events that Raise Substantial Doubt About Our Ability to Continue as a Going Concern

Since our inception, we have funded our operations primarily through private and public placements of our equity securities, license fees, contingent cash payments, royalties and research and development funding from our corporate collaborators, and the monetization of certain royalty rights. We have never been profitable on an annual basis and had an accumulated deficit of $1.3 billion as of September 30, 2026. For the nine months ended September 30, 2026, we incurred a net loss of $40.9 million and used $24.4 million of cash in operations.

We expect to continue to generate operating losses in the foreseeable future. In October 2026, we closed a private placement or October 2026 Private Placement for net proceeds of $7.5 million after deducting placement agent fees and offering expenses. Based upon our current operating plan, we believe that our $5.0 million of existing cash and cash equivalents as of September 30, 2026, together with the net proceeds of approximately $7.5 million from the October 2026 Private Placement, should enable us to fund our existing operations into the first quarter of 2027. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our current cash and cash equivalents are not expected to fund our operations beyond 12 months from the date of filing this Quarterly Report on Form 10-Q. We will require substantial additional funds in the immediate term to maintain our research and development program and support operations. See “Liquidity and Capital Resources—Funding Requirements” below and Note 1, Nature of Business, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

We will need to generate significant revenues to achieve profitability, and do not expect to achieve profitability in the foreseeable future, if at all. We will require substantial additional funding to fund the development of emavusertib through regulatory approval and commercialization, and to support our continued operations. We will need to seek additional funding through a number of potential avenues, including private or public equity financings, collaborations, or other strategic transactions. Our ability to raise additional funds will depend on, among other factors, financial, economic and market conditions, as well as maintaining our listing on Nasdaq, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. On November 2, 2026, we received a delist determination from Nasdaq for failure to comply with the minimum bid price requirement, which we have appealed. See Part II, Item 1A, “Risk Factors” for additional information. We have faced and expect to continue to face substantial difficulties in raising capital. If sufficient funds are not available, we will have to delay, reduce the scope of, or eliminate our research and development program for emavusertib, including related clinical trials and operating expenses, potentially delaying the time to market for or preventing the marketing of emavusertib, which could adversely affect our business prospects and our ability to continue our operations, and would have a negative impact on our financial condition and ability to pursue our business strategies. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. If we are unable to obtain sufficient capital, we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.

Key Drivers

We believe near term key drivers to our success will include:

●	our ability to focus and successfully plan and execute current and planned clinical trials for emavusertib, and for such clinical trials to generate favorable data;
●	our ability to raise additional financing to fund operations; and/or

●	our ability to collaborate or license emavusertib and to successfully develop and commercialize emavusertib.

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

Research and Development. Research and development expense primarily consists of costs incurred to develop emavusertib. These expenses consist primarily of:

●	salaries and related expenses for personnel, including stock-based compensation expense;
●	costs of conducting clinical trials, including amounts paid to clinical centers, clinical research organizations and consultants, among others;
●	other outside service costs, including regulatory costs and costs for contract manufacturing;
●	the cost of companion drugs;
●	facility costs; and
●	certain payments that we may make to Aurigene under our collaboration agreement, including, for example, milestone payments.

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

The successful development and commercialization of emavusertib is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of emavusertib. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

●	our ability to successfully enroll our current and future clinical trials and our ability to initiate future clinical trials;
●	the scope, quality of data, rate of progress and cost of clinical trials and other research and development activities undertaken by us or our collaborators;

●	the cost and timing of regulatory approvals and maintaining compliance with regulatory requirements;
●	the results of future preclinical studies and clinical trials;
●	the cost of establishing clinical and commercial supplies of emavusertib and any products that we may develop;
●	the cost and timing of establishing sales, marketing and distribution capabilities;
●	our ability to become and remain profitable, which requires that we, either alone or with collaborators, must develop and eventually commercialize emavusertib with significant market potential and successfully launch a product for commercial sale;
●	the effect of competing technological and market developments; and
●	the cost and effectiveness of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Results of Operations

Three and Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three and nine months ended September 30, 2026 and 2025:

			Percentage			Percentage
	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2026	2025	(Decrease)	2026	2025	(Decrease)

	(in thousands)			(in thousands)
Revenues, net:	$—	$3,176	(100)%	$—	$8,305	(100)%
Operating expenses:
Cost of royalties	—	15	(100)%	—	45	(100)%
Research and development	5,595	6,432	(13)%	18,758	22,429	(16)%
General and administrative	3,153	3,653	(14)%	11,449	11,163	3%
Other income (expense)	628	(805)	>100%	(10,693)	(1,606)	>100%
Net loss	$(8,120)	$(7,729)	5%	$(40,900)	$(26,938)	52%

Revenues, net

Revenues, net during the three and nine months ended September 30, 2025 were primarily comprised of royalties on net sales of Erivedge. Following the sale of Erivedge in November 2025, we are no longer entitled to royalties on net sales of Erivedge.

Cost of Royalties

Cost of royalties during the three and nine months ended September 30, 2025 was comprised of amounts due to third-party university patent licensors in connection with Genentech and Roche’s net sales of Erivedge. Following the sale of Erivedge in November 2025, we are no longer obligated to make payments to licensors.

Research and Development Expenses.

Research and development expenses are summarized as follows:

			Percentage			Percentage
	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2026	2025	(Decrease)	2026	2025	(Decrease)

	(in thousands)			(in thousands)
Direct research and development	$3,638	$3,635	<1%	$11,836	$12,910	(8)%
Employee related	1,647	2,444	(33)%	6,009	8,345	(28)%
Facility related	310	353	(12)%	913	1,174	(22)%
Total research and development expenses	$5,595	$6,432	(13)%	$18,758	$22,429	(16)%

Research and development expenses decreased by $0.8 million, or 13%, in the three months ended September 30, 2026 as compared to the same period in 2025. The decrease was primarily attributable to lower employee related costs, partially offset by an increase in clinical costs.

Research and development expenses decreased by $3.7 million, or 16%, in the nine months ended September 30, 2026 as compared to the same period in 2025. The decrease was primarily attributable to lower employee related, clinical, manufacturing, facilities and research costs.

We expect most of our research and development expenses for the foreseeable future will be incurred in connection with our efforts to advance emavusertib, including clinical and preclinical development costs, manufacturing, and payments to our collaborators and/or licensors.

General and Administrative Expenses.

General and administrative expenses are summarized as follows:

			Percentage			Percentage
	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2026	2025	(Decrease)	2026	2025	(Decrease)

	(in thousands)			(in thousands)
Employee related	$1,089	$1,807	(40)%	$3,997	$5,654	(29)%
Professional, legal, and consulting	1,237	1,164	6%	5,164	3,246	59%
Facility related	680	512	33%	1,829	1,679	9%
Insurance	147	170	(14)%	459	584	(21)%
Total general and administrative expenses	$3,153	$3,653	(14)%	$11,449	$11,163	3%

General and administrative expenses decreased by $0.5 million, or 14%, in the three months ended September 30, 2026 as compared to the same period in 2025. The decrease was primarily attributable to a decrease in employee related costs, partially offset by an increase in legal costs.

General and administrative expenses increased by $0.3 million, or 3% in the nine months ended September 30, 2026 as compared to the same period in 2025. The increase was primarily attributable to costs associated with the January 2026 Private Placement and an increase in legal costs, partially offset by a decrease in employee related costs.

Other Income (Expense)

Other income (expense) increased by $1.4 million, or greater than 100%, in the three months ended September 30, 2026 as compared to the same period in 2025. The increase was primarily attributable to the change in fair value of the warrant liability associated with the January 2026 Private Placement, partially offset by a decrease in the expense related to the sale of future royalties.

Other expense increased by $9.1 million, or greater than 100%, in the nine months ended September 30, 2026 as compared to the same period in 2025. The increase was primarily attributable to the change in fair value of the warrant liability associated with the January 2026 Private Placement, partially offset by a decrease in the expense related to the sale of future royalties.

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

As of September 30, 2026, our principal sources of liquidity consisted of cash and cash equivalents of $5.0 million, excluding restricted cash of $0.5 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase. We maintain cash balances with financial institutions in excess of insured limits.

Equity Offerings

In February 2024, we entered into an amended and restated sales agreement with Cantor Fitzgerald & Co. (“Cantor”) and JonesTrading Institutional Services LLC (“JonesTrading”) (the “2024 Sales Agreement”). Pursuant to the 2024 Sales Agreement, we can sell from time to time up to $100.0 million shares of our common stock through an “at-the-market offering” program under which Cantor and JonesTrading act as sales agents. We sold 107,449 shares of common stock under the 2024 Sales Agreement during both the three and nine months ended September 30, 2026. As of September 30, 2026, $98.2 million of shares of common stock remained available for sale under the 2024 Sales Agreement. As long as our public float is under $75.0 million, we are restricted from selling shares of our common stock under our shelf registration statement on Form S-3, including those sold under the 2024 Sales Agreement to an amount, in aggregate, that is no more than one-third of our public float during the 12 month period immediately prior to, and including, any such sale.

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

In January 2026, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we sold and issued: an aggregate of (i) 20,195 shares of our Series B convertible non-redeemable preferred stock, par value $0.01 per share, or the January 2026 Series B Preferred Stock, (ii) Series A warrants, or the January 2026 Series A Common Warrants, to purchase 1,346,346 shares of our common stock (or, in certain circumstances, pre-funded warrants to purchase shares of Common Stock), or the January 2026 Pre-Funded Warrants, (iii) Series B warrants, or the January 2026 Series B Common Warrants, to purchase 1,346,346 shares of common stock (or, in certain circumstances, January 2026 Pre-Funded Warrants) and (iv) Series C warrants to purchase 1,346,346 shares of common stock (or, in certain circumstances, January 2026 Pre-Funded Warrants), or the January 2026 Series C Common Warrants and, together with the January 2026 Series A Common Warrants and the January 2026 Series B Common Warrants, the January 2026 Warrants, in the January 2026 Private Placement. Each share of the January 2026 Series B Preferred Stock was sold together with a January 2026 Series A Common Warrant to purchase 66.6665 shares of common stock, a January 2026 Series B Common Warrant to purchase 66.6665 shares of common stock and a January 2026 Series C Common Warrant to purchase 66.6665 shares of common stock, collectively, a Security. The Securities were sold at a purchase price of $1,000.00 per Security. The January 2026 Warrants each have an exercise price of $15.00 per share, subject to conditions defined in the financing agreement, and have the following termination conditions:

●	Series A Common Warrants terminate on January 8, 2031;
●	Series B Common Warrants terminate 30 days after we announce dosing of the fifth patient in the Phase 2 clinical trial in CLL, which occurred on July 30, 2026, subject to conditions defined in the financing agreement; and
●	Series C Common Warrants terminate on July 8, 2027.

The terms of the January 2026 Series B Common Warrants provided that they would terminate upon the 30th calendar day following the date on which the Company publicly announces that the fifth patient has been dosed in the Company’s Phase 2 clinical trial of emavusertib in combination with an approved Bruton Tyrosine Kinase Inhibitor in chronic lymphocytic leukemia (the “Initial Termination Date”) and, if the closing sale price of the Company’s common stock at the Initial Termination Date was below the exercise price of $15.00 per share, such exercise price would be reset to the closing sale price of the Company’s common stock on the Initial Termination Date (provided that the exercise price would not be reduced to less than 50% of the initial exercise price) and the Initial Termination Date would be extended an additional 30 days. The Company announced the dosing of the fifth patient on July 30, 2026. On August 29, 2026, the exercise price of the January 2026 Series B Common Warrants was reset to $7.50 and the Initial Termination Date was extended by 30 days. On September 28, 2026, the January 2026 Series B Common Warrants expired unexercised.

In March 2026, our stockholders approved the January 2026 Private Placement and each outstanding share of Series B Preferred Stock was automatically converted into 66.6665 shares of common stock (the “Automatic Conversion”), subject to the terms of the Certificate of Designations and subject to the applicable Beneficial Ownership Limitations (as defined below). The “Beneficial Ownership Limitations” prohibit the conversion of shares of January 2026 Series B Preferred Stock into common stock in the Automatic Conversion to the extent that, after giving effect to the Automatic Conversion, a purchaser would beneficially own more than a percentage specified by each such purchaser (initially, 4.99%, 9.99% or 19.99%) of the total number of shares of common stock outstanding immediately after giving effect to such conversion. Instead, with respect to any shares of January 2026 Series B Preferred Stock that were not converted in the Automatic Conversion (the “Unconverted Preferred”), we issued such purchaser a Pre-Funded Warrant exercisable for the number of shares of its common stock equal to the common stock issuable upon conversion of the Unconverted Preferred, subject to the terms and conditions of the Pre-Funded Warrant. We issued 1,312,200 shares of common stock and 34,148 January 2026 Pre-Funded Warrants as a result of the Automatic Conversion.

The net proceeds we received from the January 2026 Private Placement were approximately $18.6 million, excluding the proceeds from any exercise of the January 2026 Warrants.

In August 2026, we completed the August 2026 Public Offering with certain new and existing healthcare-focused institutional investors for the purchase and sale of 335,001 shares of our common stock together with warrants to purchase up to 3,733,334 shares of our common stock (the “August 2026 Warrants) at a combined public offering price of $1.50 per share and accompanying common warrant, and in lieu of common stock, to certain investors, Pre-Funded Warrants to purchase up to 3,398,333 shares of our common stock at a combined public offering price of $1.49 per pre-funded warrant and accompanying common warrant. The common warrants have an exercise price of $1.75 per share, are immediately exercisable and expire five years from the issuance date. The pre-funded warrants have an exercise price of $0.01 per share and are immediately exercisable until exercised in full. The net proceeds from the August 2026 Public Offering were approximately $4.8 million, excluding the proceeds from any exercise of the August 2026 Warrants.

In October 2026, we entered into securities purchase agreements with certain existing healthcare focused institutional investors for the purchase and sale of 2,574,517 shares of common stock and in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 14,092,163 shares of common stock (the “October 2026 Pre-Funded Warrants”) and common warrants to purchase up to 16,666,680 shares of common stock (the “October 2026 Common Warrants”), and together with the October 2026 Pre-Funded Warrants, the “October 2026 Warrants”) at an effective combined price of $0.51 per share of common stock and accompanying October 2026 Common Warrant (or $0.50 per October 2026 Pre-Funded Warrant and accompanying October 2026 Common Warrant) (the “October 2026 Private Placement”). The October 2026 Common Warrants have an exercise price of $0.60 per share, will be exercisable on April 19, 2027 and will expire on April 19, 2032. The October 2026 Pre-Funded Warrants have an exercise price of $0.01 per share and are exercisable immediately until exercised in full.

We amended certain existing January 2026 Common Warrants to purchase up to 1,126,676 shares of common stock at an exercise price of $15.00 per share to reduce the exercise price to $0.60 per share. We also provided notice and consent to the holders of the August 2026 Common Warrants to purchase up to 3,733,334 shares of common stock at an exercise price of $1.75 per share. We are offering, subject to consent of the holder, a reduction of the exercise price of August 2026 Common Warrants to $0.60.

The net proceeds from the October 2026 Private Placement were approximately $7.5 million, after deducting placement agents fees and other expenses and excluding the proceeds from any exercise of the October 2026 Warrants.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

			Percentage
	Nine Months Ended September 30,		Increase
	2026	2025	(Decrease)

	(in thousands)
Net cash used in operating activities	$(24,396)	$(20,830)	17%
Net cash provided by investing activities	—	—	N/A
Net cash provided by financing activities	24,349	9,884	>100%
Net increase (decrease) in cash and cash equivalents and restricted cash	$(47)	$(10,946)	(100)%

Cash Flows from Operating Activities

Cash flows from operating activities consist of our net loss adjusted for various non-cash items and changes in operating assets and liabilities. Cash used in operating activities increased by $3.6 million, or 17%, primarily due to the impact of the sale of Erivedge to Oberland for the nine months ended September 30, 2025.

Cash Flows from Investing Activities

There was no cash provided by or used in investing activities during both the nine months ended September 30, 2026 and 2025.

Cash Flows from Financing Activities

Cash provided by financing activities increased by $14.5 million, or greater than 100%. Cash provided by financing activities during the nine months ended September 30, 2026 was due to proceeds from the January 2026 Private Placement and the August 2026 Public Offering. Cash provided by financing activities during the nine months ended September 30, 2025 was due to proceeds from the March 2025 Offerings and the July 2025 Offerings, partially offset by payments related to the Oberland Purchase Agreement.

Funding Requirements

We have incurred significant losses since our inception. As of September 30, 2026, we had an accumulated deficit of approximately $1.3 billion. We will require substantial funds in the immediate term to continue our research and development program and to fulfill our planned operating goals. Our planned operating and capital requirements currently include the support of our current and future research and development activities for emavusertib as well as development candidates we have and continue to license under our collaboration with Aurigene. We will require substantial additional capital in the immediate term to fund the further development of emavusertib and our general and administrative costs. Moreover, our agreements with collaborators impose significant potential financial obligations on us.

In October 2026, we completed the October 2026 Private Placement for net proceeds of approximately $7.5 million, after deducting placement agent fees and offering expenses. Based upon our current operating plan, we believe that our $5.0 million of existing cash and cash equivalents as of September 30, 2026, together with the net proceeds of approximately $7.5 million from the October 2026 Private Placement, should enable us to fund our existing operations into the first quarter of 2027. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our current cash and cash equivalents are not expected to fund our operations beyond 12 months from the date of filing this Quarterly Report on Form 10-Q. See Note 1, Nature of Business, in the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern. Our resources are focused on emavusertib. If we are unable to obtain sufficient funding, we will be forced to delay, reduce in scope or eliminate our research and development program for emavusertib, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, emavusertib, which would adversely affect our business prospects and our ability to continue operations, and would have a negative impact on our financial condition and our ability to pursue our business strategies. We have faced and expect to continue to face substantial difficulties in raising capital. Our ability to raise additional funds will depend on, among other factors, financial, economic and market conditions as well as maintaining our continued listing on Nasdaq, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us, or at all. On November 2, 2026, we received a delist determination from Nasdaq for failure to comply with the minimum bid price requirement, which we have appealed. See Part II, Item 1A, “Risk Factors” for additional information. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. Our failure to raise capital through a financing or strategic alternative as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to obtain sufficient capital, we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.

Furthermore, there are several factors that may affect our future capital requirements and further accelerate our need for additional working capital, many of which are outside our control, including the following:

●	unanticipated costs in our research and development program;
●	the timing and cost of obtaining regulatory approvals for emavusertib and maintaining compliance with regulatory requirements;
●	payments due to licensors, including Aurigene, for patent rights and technology used in our drug development programs;
●	the costs of commercialization activities for emavusertib if it receives marketing approval, to the extent such costs are our responsibility, including the costs and timing of establishing drug sales, marketing, distribution and manufacturing capabilities;
●	unplanned costs to prepare, file, prosecute, defend and enforce patent claims and other patent-related costs, including litigation costs and technology license fees; and
●	our ability to continue as a going concern.

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

For the foreseeable future, we will need to spend significant capital to develop and commercialize emavusertib and we expect to incur substantial operating losses. Our failure to become and remain profitable would, among other things, depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our research and development program or continue our operations.

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

During the nine months ended September 30, 2026, there were no material changes to our critical accounting estimates as reported in our Annual Report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2026.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.RISK FACTORS

We are subject to a number of risks that could materially and adversely affect our business, financial condition, and results of operations and future prospects, including those identified in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 24, 2026, as supplemented by the updated risk factors set forth below. Other than the risk factors described below, as of September 30, 2026, there have been no material changes from the risk factors previously disclosed in response to Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We will require substantial funds to maintain our research and development program and support operations in the near term. We have incurred losses and negative cash flows from operations since our inception. As of September 30, 2026, we had $5.0 million in cash and cash equivalents. In October 2026, we completed the October 2026 Private Placement for net proceeds of approximately $7.5 million, after deducting placement agent fees and offering expenses. Based upon our current operating plan, we believe that our $5.0 million of existing cash and cash equivalents as of September 30, 2026, together with the net proceeds of approximately $7.5 million from the October 2026 Private Placement, should enable us to fund our existing operations into the first quarter of 2027. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Based upon our current cash and cash equivalents, recurring losses and cash outflows from operations since inception, an expectation of continuing losses and cash outflows from operations for the foreseeable future and the need to raise additional capital to finance our future operations, we have concluded that we do not have sufficient cash on hand to support current operations beyond the next 12 months from the date of filing this Quarterly Report on Form 10-Q.

We will require substantial additional funding to fund the development of emavusertib through regulatory approval and commercialization, and to support our continued operations. We will need to seek additional funding through several potential avenues, including private or public equity financings, collaborations, or other strategic transactions. We have faced and expect to continue to face substantial difficulties in raising capital. If sufficient funds are not available, we will have to delay, reduce the scope of, or eliminate our research and development program for emavusertib, including related clinical trials and operating expenses, potentially delaying the time to market for or preventing the marketing of emavusertib, which would adversely affect our business prospects and our ability to continue our operations, and would have a negative impact on our financial condition and ability to pursue our business strategies. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or proprietary technologies or the sale of our company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. If we are unable to obtain sufficient capital, we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.

If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried or commence proceedings under Chapter 11 of the U.S. Bankruptcy Code, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all. If we were required to commence proceedings under Chapter 11 of the U.S. Bankruptcy Code, our operations and ability to develop and execute our business plan, and our ability to continue as a going concern, would be subject to the risks and uncertainties associated with bankruptcy. As such, filing for Chapter 11 would likely have a material adverse effect on our business, financial condition, results of operations and liquidity.

We are not in compliance with the requirements for continued listing on the Nasdaq Capital Market. If we fail to regain and maintain compliance with Nasdaq’s requirements, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.

Our common stock is currently listed on the Nasdaq Capital Market. We are required to meet specified requirements to maintain our listing on the Nasdaq Capital Market.

On November 2, 2026, we received a letter (the “Delist Determination Letter”) from the Listing Qualifications Staff (the “Staff”) of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). On July 6, 2026 the Company effected a 1-for-20 reverse stock split. Because we effected a 1-for-20 reverse stock split on July 6, 2026, we are not eligible for any compliance period under Nasdaq Listing Rule 5810(c)(3)(A)(iv). As a result, our common stock was scheduled to be suspended from the Nasdaq Capital Market at the opening of business on November 11, 2026, unless we requested a hearing before a Panel by November 9, 2026. On November 9, 2026, we timely requested a hearing before the Panel, which stayed the suspension of our common stock and further delisting actions.] In addition, in an effort to regain compliance with the Bid Price Rule, we have scheduled a special meeting of stockholders on November 18, 2026 to vote on a reverse stock split at a ratio ranging from 1-for-5 to 1-for-12 (the “November Reverse Stock Split”). However, there can be no assurance that our stockholders will approve the November Reverse Stock Split, that the November Reverse Stock Split will result in a sustained bid price above $1.00 per share, that our appeal will be successful or that we will remain listed on Nasdaq.

Because we are subject to the Discretionary Panel Monitor, notwithstanding Rule 5810(c)(2), we are not permitted to provide Staff with a plan of compliance with respect to this or any other deficiency that arises during the monitor period, and Staff will not be permitted to grant additional time for us to regain compliance with respect to any deficiency. The Hearings Panel will consider our compliance history when rendering its decision. However, there can be no assurance that such appeal will be successful or that the Company will remain listed on Nasdaq.

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

Our 2026 Reverse Stock Splits may decrease the liquidity of our common stock.

On July 6, 2026, we effected a 1-for-20 reverse stock split of our common stock (the “July Reverse Stock Split”). Thereafter, to regain compliance with the Bid Price Rule, we called a shareholder meeting to vote to approve the November Reverse Stock Split (and, together with the July Reverse Stock Split, the “2026 Reverse Stock Splits”). If the November Reverse Stock Split is approved by stockholders and effected by the Company, the liquidity of our common stock may be adversely affected given the reduced number of shares outstanding following such 2026 Reverse Stock Splits, which may lead to reduced trading and a smaller number of market makers for our common stock, particularly if the per-share trading price does not increase as a result of the November Reverse Stock Split. In addition, the July Reverse Stock Split may have increased, and the November Reverse Stock Split, if approved and effected, may increase the number of stockholders who own “odd lots” of less than 100 shares of our common stock. Odd lot shares may be more difficult to sell, and brokerage commissions and other costs of transactions in odd lots may be higher than the costs of transactions in “round lots” of even multiples of 100 shares.

Following the July Reverse Stock Split and the November Reverse Stock Split, if approved and effected, the resulting per-share trading price of our common stock may fail to attract or retain investors and may not satisfy the investing guidelines of institutional investors and, consequently, the trading liquidity of our common stock may be adversely impacted.

Item 5.OTHER INFORMATION

(a)	None
(b)	None
(c)	Director and Executive Officer Trading Arrangements

During the third quarter of 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6.EXHIBITS

Exhibit Number	Description
3.1*

Certificate of Amendment to the Restated Certificate of Incorporation, as amended, dated July 2, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 2, 2026)

4.1*

Form of Pre-Funded Warrant issued pursuant to the Securities Purchase Agreement, dated August 12, 2026, by and among Curis, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2026)

4.2*

Form of Common Warrant issued pursuant to the Securities Purchase Agreement, dated August 12, 2026, by and among Curis, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2026)

4.3*

Form of Pre-Funded Warrant issued pursuant to the Securities Purchase Agreement, dated October 16, 2026, by and among Curis, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed October 19, 2026)

4.4*

Form of Common Warrant issued pursuant to the Securities Purchase Agreement, dated October 16, 2026, by and among Curis, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed October 19, 2026)

4.5*

Form of Warrant Amendment issued pursuant to the Securities Purchase Agreement, dated October 16, 2026, by and among Curis, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed October 19, 2026)

4.6*	Form of August Warrant Notice and Consent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed October 19, 2026)

10.1*	Form of Incentive Stock Option Agreement under 2026 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2026)

10.2*	Form of Non-Statutory Stock Option Agreement under 2026 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2026)

10.3*	Form of Restricted Stock Unit Agreement under 2026 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2026)

10.4*

Securities Purchase Agreement, dated August 12, 2026, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2026)

10.5*

Placement Agency Agreement, dated August 12, 2026, by and among Curis, Inc., A.G.P./Alliance Global Partners and the other Placement Agent named therein (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2026)

10.6*

Securities Purchase Agreement, dated October 16, 2026, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 19, 2026)

10.7*

Registration Rights Agreement, dated October 16, 2026, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed October 19, 2026)

10.8*

Placement Agency Agreement, dated October 16, 2026, by and among the Company and the Placement Agents (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed October 19, 2026)

31.1 ***	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2 ***	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1 **	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2 **	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS ***	InLine XBRL Instance Document

101.SCH ***	InLine XBRL Taxonomy Extension Schema Document

101.CAL ***	InLine XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	InLine XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	InLine XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	InLine XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File
*	Incorporated by reference
**	Furnished herewith
***	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURIS, INC.

Dated:	November 13, 2026	By:	/S/ JAMES E. DENTZER
James E. Dentzer
President and Chief Executive Officer
(Principal Executive Officer)

CURIS, INC.

		By:	/S/ DIANTHA DUVALL
Diantha Duvall
Chief Financial Officer
(Principal Financial and Accounting Officer)